Form 10-Q
period 1995-03-31
AMISTAR CORP
filed 1995-05-15
CIK 741559

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                   Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934



For the Quarter Ended                                Commission File No. 0-13403
March 31, 1995



                              AMISTAR CORPORATION
                              -------------------
             (Exact name of registrant as specified in its Charter)




     State of California                                  95-2747332
     -------------------                                  ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 Incorporation or organization)                               No.)



      237 Via Vera Cruz
   San Marcos, California                                    92069
   ----------------------                                    -----
                                                          (Zip Code)


       Registrant's telephone number, including area code (619) 471-1700
                                                          --------------



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x   No ___
                                                ---

            Class                               Outstanding at Apr 28, 1995
            -----                               ---------------------------
Common Stock $.01 Par Value                     3,189,750

PART 1.

Item 1. Financial Statement

                              AMISTAR CORPORATION
                            Condensed Balance Sheets
                           (in thousands of dollars)

                                        March 31,    December 31,
                                          1995*          1994
                                        ----------   ------------
ASSETS

Current Assets:
     Cash                                 $ 1,545         $ 1,671
     Receivables, Net                       4,665           4,237
     Inventories                            5,272           5,572
     Demo Equipment                           964             549
     Other                                    260             207
                                          -------         -------

     Total Current Assets                  12,706          12,236

Property & Equipment
     Cost                                  10,251          10,366
     Less Depr. & Amortization              5,510           5,546
                                          -------         -------
                                            4,741           4,820

Contracts Receivable                          236             256
Other                                          10             117
                                          -------         -------

                                          $17,693         $17,429
                                          =======         =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

     Accts. Payable & Accrued Exp.          2,418           2,383
     Industrial Development Bond            4,500           4,500
     Income Taxes                             (29)             62
                                          -------         -------

     Total Current Liabilities              6,889           6,945


Shareholders' Equity
     Common Stock                              32              32
     Paid in Surplus                        4,771           4,771
     Retained Earnings                      6,001           5,681
                                          -------         -------
     Total Shareholders' Equity            10,804          10,484

                                          $17,693         $17,429
                                          =======         =======

*Unaudited
See accompanying notes to financial statements

                              AMISTAR CORPORATION
                        Condensed Statements of Earnings
             (Unaudited and in thousands except per share amounts)




                                              Three Months Ended
                                                  March 31,
                                              1995         1994
                                           ----------   -----------

Net Sales                                  $    5,498   $    3,315

Cost of Sales                                   3,707        2,079
                                           ----------   ----------

Gross Profit                                    1,791        1,236

Other Costs
     Selling Costs                                988          892
     Research & Development                       210          352
     General & Administrative                     253          224
                                           ----------   ----------
                                                1,451        1,468

Operating Profit (Loss)                           340         (232)

Non Operating Expense                              16           24
                                           ----------   ----------

Income (Loss) Before Tax                          324         (256)

Income Taxes                                        5            0
                                           ----------   ----------

Net Income (Loss)                                 319         (256)
                                           ==========   ==========

Net Income (Loss) Per Share                      $.10        $(.08)

Weighted Average Number of Shares
 Outstanding                                3,189,750    3,132,500
                                           ==========   ==========




See Accompanying notes to financial statements.

                              AMISTAR CORPORATION
                            Statement of Cash Flows
                    (Unaudited and in thousands of dollars)



                                             Three Months
                                                 Ended
                                               March 31,
                                            1995      1994
                                           -------   -------
Cash flows from operating activities:
     Net earnings (loss)                   $  319    $ (256)

Adjustments to reconcile net earnings
 to net cash provided (used) by
 operating activities:
Depreciation & amortization                    96       167
Gain on sale of equipment                       0        (2)
Changes in assets & liabilities
     Accounts receivable                     (428)     (218)
     Income tax refund                          0         0
     Inventories                              300      (414)
     Demo equipment                          (415)     (316)
     Prepaid expense and other assets          54       242
     Accounts payable & accrued                35       378
      liabilities
     Income tax payable                       (91)      (10)
                                           ------    ------
                                             (449)     (173)

Cash provided by operating activities        (130)     (429)

Cash flows from investing activities:
     Proceeds from sale of equipment            0         2
     Capital expenditures                     (16)      (17)
                                           ------    ------
                                              (16)      (15)

Cash flows from financing activities:
     Contracts receivable                      20        27

Net increase (decrease) in chase             (126)     (417)
Cash at the beginning of the period         1,671     2,689
                                           ------    ------
Cash at the end of the period              $1,545    $2,272


Supplemental disclosure of cash flow
 information

Cash paid (refund) during the period
 for:
     Interest                              $   48    $   48

     Income tax                            $    9    $    9



See accompanying Notes to financial statements.

                              AMISTAR CORPORATION

                    Notes to Condensed Financial Statements


Note 1
     As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles.

Note 2
     In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of Mar. 31, 1995 and December 31, 1994, and the results of its operations for the three month period ending Mar. 31, 1995 and 1994, and the statement of cash flows for the three month period ending Mar. 31, 1995 and 1994.

Note 3
     The make up of inventory is as follows:

                     March 31, 1995   December 31, 1994
Raw Material             $  685,000      $      725,000
Work in Process           2,425,000           2,563,000
Finished Goods            2,162,000           2,284,000
                         ----------      --------------
                         $5,272,000      $    5,572,000





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Material Change in Financial Condition

Shareholders equity in the Company increased $319,000 during the three month period ended Mar. 31, 1995 as a result of income from operations. This compares with the same period in the prior year when shareholders equity decreased $256,000 as a result of losses from operations. Net receivables at March 31, 1995 were $4,665,000 compared to $4,237,000 on December 31, 1994 and
$3,300,000on March 31, 1994. Receivables are higher than at December 31, 1994 and at March 31, 1994 because of increased sales. Inventories decreased $300,000 during the quarter, however demonstration equipment increased by $415,000. The large increase is because one PlaceMaster unit was shipped to a show in Europe. Demonstration equipment is shown at cost and is carried as a current asset as it is the Company's practice to sell and replace demo machines on a regular schedule. Expenditures for the quarter for plant and equipment were $16,000. Depreciation for the quarter was $96,000.

The San Marcos manufacturing and office facility is financed by $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. These bonds mature December 19, 1995 and are unconditionally guaranteed by an irrevocable letter of credit issued by a bank. This letter of credit matured in December 1992. The bank agreed to extend the letter of credit until December 19, 1995. One of the conditions of the extention was that the Company give the bank a lien on all of the Company's assets. In 1995 the Company must replace these bonds with some type of alternate financing. Currently the Company is engaged in exploratory talks with real estate mortgage brokers and financial institutions and believes that traditional real estate financing is available. It is anticipated that the interest rate on the new financing will be much higher than that of the

Industrial Development Bonds. In addition the Company is engaged in exporatory talks with several financial institutions in an effort to secure a working capital line of credit. The Company befieves that it will be successful in its negotiations and therefore will have sufficient cash and facilities to meet its requirements in 1995, however there are no assurances that the Company will be able to secure alternative financing on acceptable terms, or at all.


                   Material Changes in Results of Operations

Net sales for the three months ended Mar. 31, 1995 were $5,498,000 compared to $3,315,000 for the same period one year ago. Sales of private label products, spare parts and custom assembly were all up over the same period in 1994. No Placemasters(TM) were shipped during the quarter. There was a net income of $319,000 for the quarter compared to net losses of $256,000 for the same period one year ago. Gross margins decreased from 37% to 33% for the quarter compared to the like period one year ago. This reduction in gross margin is due primarily to the reduced margins earned on private label product sales which represented over half of the Company's sales volumne for the quarter. Research and development costs are down significantly from the like period in 1994 because PlaceMaster(TM) development effort changed to sustaining engineering and product enhancement, and new product development required less resources. Sales expense and general and administrative expenses increased over the like period in 1994, however as a percentage of sales they decreased. Non operating expenses include interest expense, interest income, and gain or loss on the sale of fixed assets.

PART II.

Items 1-6 Non Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMISTAR CORPORATION

                                         By/s/ William W. Holl
                                           -------------------
                                         William W. Holl
                                         Vice President - Finance
                                         Chief Accounting Officer &
                                         Duly Authorized Officer