Form 10-Q
period 1995-06-30
AMISTAR CORP
filed 1995-08-14
CIK 741559

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                   Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934



For the Quarter Ended                             Commission File No. 0-13403
June 30, 1995



                              AMISTAR CORPORATION
                              -------------------
             (Exact name of registrant as specified in its Charter)


          State of California                              95-2747332
----------------------------------------            ---------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                     Identification No.)



237 Via Vera Cruz                                             92069
                                                    ---------------------------
San Marcos, California                                      (Zip Code)


       Registrant's telephone number, including area code (619) 471-1700
                                                          --------------


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---



            Class                                  Outstanding at Aug 10, 1995
------------------------------                     ---------------------------
Common Stock $.01 Par Value                        3,189,750

PART 1.

Item 1. Financial Statement

                              AMISTAR CORPORATION
                            Condensed Balance Sheets
                           (in thousands of dollars)

                                        June 30,    December 31,
                                          1995*         1994
                                        ---------   ------------
ASSETS

Current Assets:
     Cash                                $ 1,186         $ 1,671
     Account Receivable, Net               5,313           4,237
     Inventories                           5,270           5,572
     Demo Equipment                          998             549
     Prepaid Expenses                        340             207
                                     ---------------------------

     Total Current Assets                 13,107          12,236

Property & Equipment
     Cost                                 10,379          10,366
     Less Depr. & Amortization             5,723           5,546
                                     ---------------------------
                                           4,656           4,820

Contracts Receivable                         321             256
Other                                         18             117
                                     ---------------------------

                                         $18,102         $17,429
                                     ===========================

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

     Accts. Payable & Accrued Exp.         2,303           2,383
     Industrial Development Bond           4,500           4,500
     Income Taxes Payable                     15              62
                                     ---------------------------

     Total Current Liabilities             6,818           6,945


Shareholders' Equity
     Common Stock                             32              32
     Paid in Surplus                       4,771           4,771
     Retained Earnings                     6,481           5,681
                                     ---------------------------
     Total Shareholders' Equity           11,284          10,484

                                         $18,102         $17,429
                                     ===========================

*Unaudited
See accompanying notes to financial statements.

                              AMISTAR CORPORATION
                        Condensed Statements of Earnings
             (Unaudited and in thousands except per share amounts)



                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                              1995          1994         1995          1994
                                           -----------   ----------   -----------   -----------

Net Sales                                  $    6,542    $    5,054   $   12,041    $    8,369

Cost of Sales                                   4,412         3,302        8,120         5,381
                                        ------------------------------------------------------

Gross Income                                    2,130         1,752        3,921         2,988

Other Costs
     Selling Expenses                           1,113           948        2,101         1,840
     Research & Development                       236           373          446           725
     General & Administrative                     271           234          525           458
                                        ------------------------------------------------------
                                                1,620         1,555        3,072         3,023

Operating Income (Loss)                           510           197          849           (35)

Non Operating Inc. (Exp.)                         (20)            2          (35)          (22)
                                        ------------------------------------------------------

Income (Loss) Before Tax                          490           199          814           (57)

Income Taxes (Benefit)                             10             0           15             0
                                        ------------------------------------------------------

Net Income (Loss)                          $      480    $      199   $      799           (57)
                                        ======================================================

Net Income (Loss) Per Share                      $.15          $.06         $.25         $(.02)

Weighted Average Number of Shares           3,189,750     3,132,500    3,189,750     3,132,500
 Outstanding



See accompanying notes to financial statements.

                              AMISTAR CORPORATION
                            Statement of Cash Flows
                    (Unaudited and in thousands of dollars)



                                            Six Months Ended
                                                June 30,
                                             1995      1994
                                           --------   -------
Cash flows from operating activities:
     Net earnings (loss)                   $   799    $  (57)

Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
Depreciation & amortization                $   195    $  326
Gain on sale of equipment                      (10)      (21)
Changes in assets & liabilities
     Accounts receivable                    (1,076)      (33)
     Inventories                               302      (428)
     Demo equipment                           (449)      (24)
     Prepaid expense and other assets          (34)     (115)
     Accounts payable & accrued expense        (80)      587
     Income tax payable                        (47)       (4)
                                        --------------------
                                            (1,199)      288

Cash provided by operating activities         (400)      231

Cash flows from investing activities:
     Proceeds from sale of equipment            10        28
     Capital expenditures                      (30)      (76)
                                        --------------------
                                               (20)      (48)

Cash flows from financing activities:
     Contracts receivable                      (65)      (48)

Net increase (decrease) in cash               (485)      135
Cash at the beginning of the period          1,671     2,689
                                        --------------------
Cash at the end of the period              $ 1,186    $2,824


Supplemental disclosure of cash flow
 information

Cash paid (refund) during the period
 for:
     Interest                              $    97    $   66
                                           -------    ------

     Income tax                            $    14    $    0
                                           -------    ------



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

Note 2
     In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of June 30, 1995 and December 31, 1994, and the results of its operations for the six month period ending June 30, 1995 and 1994, and the statement of cash flows for the six month period ending June 30, 1995 and 1994.

Note 3
     The components of inventory are as follows:

                     June 30, 1995   December 31, 1994

Raw Material            $  693,000      $      725,000
Work in Process          2,445,000           2,563,000
Finished Goods           2,132,000           2,284,000
                  ----------------      --------------
                        $5,270,000      $    5,572,000





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Material Change in Financial Condition

Shareholders equity in the Company increased $480,000 during the three month period ended June 30, 1995 as a result of income from operations. This compares with the same period in the prior year when shareholders equity decreased $57,000 as a result of losses from operations. Net receivables at June 30, 1995 were $5,313,000 compared to $4,237,000 on December 31, 1994 and $3,115,000 on
June 30, 1994. Receivables are higher at June 30, 1995 than at December 31, 1994 and at June 30, 1994 because of increased sales. Inventories changed very little during the quarter, however demonstration equipment increased by $32,000. Demonstration equipment is shown at cost and is carried as a current asset as it is the Company's practice to sell and replace demo machines on a regular schedule. Expenditures for the quarter for plant and equipment were $14,000. Depreciation for the quarter was $99,000.

The San Marcos manufacturing and office facility is financed by $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. These bonds mature December 19, 1995 and are unconditionally guaranteed by an irrevocable letter of credit issued by a bank. This letter of credit matured in December 1992. The bank agreed to extend the letter of credit until December 19, 1995. One of the conditions of the extention was that the Company give the bank a lien on all of the Company's assets. In 1995 the Company must replace these bonds with some type of alternate financing. Currently the Company is engaged in negotiation with a financial institution and believes that refinancing will be completed before the bonds mature. It is unknown what the interest rate on the new financing will be. In addition, the Company is in negotiation with a financial institution in an effort to secure a working capital line of credit. The Company befieves that it will be successful in its negotiations and therefore will have sufficient cash and facilities to meet its requirements in 1995.


                   Material Changes in Results of Operations

Net sales for the three months ended June 30, 1995 were $6,542,000 compared to $5,054,000 for the same period one year ago. Sales of Amistar machines, private label products, spare parts and custom assembly were all up over the same period in 1994. One Placemaster was shipped during the quarter. There was a net income of $480,000 for the quarter compared to net income of $199,000 for the comparable period in 1994. Gross margins decreased from 35% to 33% for the quarter compared to the same period one year ago. This reduction in gross margin is due primarily to the reduced margins earned on initial shipments of PlaceMasters. Research and development costs are down significantly from the like period in 1994. It is unknown if this reduction will effect future sales.

Selling expenses and general and administrative expenses decreased as a percentage of sales over the same period in 1994. Non-operating expenses include interest expense, interest income, and gain or loss on the sale of fixed assets. Income taxes are minimal due to utilization of tax benefits from loss carry forwards from prior years.

PART II.

Items 1-6 Non-Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMISTAR CORPORATION

                                               By /s/ William W. Holl
                                                  William W. Holl
                                                  Vice President - Finance
                                                  Chief Accounting Officer &
                                                  Duly Authorized Officer