Form 10-Q
period 1995-09-30
AMISTAR CORP
filed 1995-11-14
CIK 741559

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                   Form 10-Q

               Quarterly Report pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934



For the Quarter Ended                                Commission File No. 0-13403
September 30, 1995



                              AMISTAR CORPORATION
                              -------------------
            (Exact name of registrant as specified in its Charter)


        State of California                                 95-2747332
        -------------------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
Incorporation or organization)                  No.)



        237 Via Vera Cruz                                      92069
                                                               -----
     San Marcos, California                                  (Zip Code)
     ----------------------

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

            Class                                    Outstanding at Nov 10, 1995
            -----                                    ---------------------------
Common Stock $.01 Par Value                                   3,190,750

PART 1.

Item 1. Financial Statement

                              AMISTAR CORPORATION
                           Condensed Balance Sheets
                           (in thousands of dollars)

                                      September 30,               December 31,
                                          1995*                       1994
                                          -----                       ----
ASSETS

Current Assets:
     Cash                                   $ 2,554                    $ 1,671
     Account Receivable, Net                  5,021                      4,237
     Inventories                              4,887                      5,572
     Demo Equipment                           1,029                        549
     Prepaid Expenses                           232                        207
                                            --------                   --------

     Total Current Assets                    13,723                     12,236

Property & Equipment
     Cost                                    10,385                     10,366
     Less Depr. & Amortization                5,830                      5,546
                                            --------                   --------
                                              4,555                      4,820

Contracts Receivable                            260                        256
Other                                            10                        117
                                            --------                   --------

                                            $18,548                    $17,429
                                            --------                   --------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

     Accts. Payable & Accrued Exp.            2,066                      2,383
     Industrial Development Bond              4,500                      4,500
     Income Taxes Payable                        59                         62
                                            --------                   --------

     Total Current Liabilities                6,625                      6,945


Shareholders' Equity
     Common Stock                                32                         32
     Paid in Surplus                          4,771                      4,771
     Retained Earnings                        7,120                      5,681
                                            --------                   --------
     Total Shareholders' Equity              11,923                     10,484

                                            $18,548                    $17,429
                                            =======                    =======

*Unaudited
See accompanying notes to financial statements.

                              AMISTAR CORPORATION
                       Condensed Statements of Earnings
             (Unaudited and in thousands except per share amounts)

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                              1995               1994                1995            1994
                                              ----               ----                ----            ----

Net Sales                                 $  7,477           $  4,848            $ 19,518        $ 13,217

Cost of Sales                                5,273              3,076              13,393           8,457
                                             -----              -----              ------           -----

Gross Income                                 2,204              1,772               6,125           4,760

Other Costs
     Selling Expenses                        1,020                927               3,121           2,767
     Research & Development                    221                357                 667           1,082
     General & Administrative                  256                226                 781             684
                                          ---------          ---------           ---------       ---------
                                             1,497              1,510               4,569           4,533

Operating Income (Loss)                        707                262               1,556             227

Non Operating Inc. (Exp.)                      (19)               (17)                (54)            (39)
                                          ---------          ---------           ---------       ---------

Income (Loss) Before Tax                       688                245               1,502             188

Income Taxes (Benefit)                          50                  0                  65               0
                                          ---------          ---------        ------------    ------------

Net Income (Loss)                         $    638           $    245            $  1,437        $    188
                                       ============       ============        ============    ============

Net Income (Loss) Per Share               $    .20           $    .08            $    .45        $    .06
                                       -----------       -------------       ------------    ------------

Weighted Average Number of Shares        3,190,750          3,132,500           3,190,750       3,132,500
Outstanding


See accompanying notes to financial statements.

                              AMISTAR CORPORATION
                            Statement of Cash Flows
                    (Unaudited and in thousands of dollars)



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            1995                   1994
                                                                            ----                   ----
Cash flows from operating activities:
     Net earnings (loss)                                                 $   1,437              $     188

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation & amortization                                                    302                    477
Gain on sale of equipment                                                      (10)                   (21)
Changes in assets & liabilities
     Accounts receivable                                                      (784)                (1,132)
     Inventories                                                               685                 (1,162)
     Demo equipment                                                           (480)                   (22)
     Prepaid expense and other assets                                          (25)                   (37)
     Accounts payable & accrued expense                                       (317)                 1,326
     Other assetes                                                             107                      0
     Income tax payable                                                         (3)                     2
                                                                        ------------           ------------
                                                                              (525)                  (569)

Cash provided by operating activities                                          912                   (381)

Cash flows from investing activities:
     Proceeds from sale of equipment                                            10                    103
     Capital expenditures                                                      (35)                   (83)
                                                                        ------------           ------------
                                                                               (25)                    20

Cash flows from financing activities:
     Contracts receivable                                                       (4)                    33

Net increase (decrease) in cash                                                883                   (328)
Cash at the beginning of the period                                          1,671                  2,689
                                                                        ------------           ------------
Cash at the end of the period                                            $   2,554              $   2,361


Supplemental disclosure of cash flow information

Cash paid (refund) during the period for:
     Interest                                                            $     143              $     104

                                                                        ------------
     Income tax                                                          $      15             ($_______0)
                                                                        ------------


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

Note 2
     In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of Sept. 30, 1995 and December 31, 1994, and the results of its operations for the nine month period ending Sept. 30, 1995 and 1994, and the statement of cash flows for the nine month period ending Sept. 30, 1995 and 1994.

Note 3
     The components of inventory are as follows:


                                                     Sept. 30, 1995                     December 31, 1994

     Raw Material                                       $   636,000                          $    725,000
     Work in Process                                      2,248,000                             2,563,000
     Finished Goods                                       2,003,000                             2,284,000
                                                        ------------                         -------------
                                                        $ 4,887,000                          $  5,572,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Material Change in Financial Condition

Shareholders equity in the Company increased $638,000 during the three month period ended Sept. 30, 1995 as a result of income from operations. This compares with the same period in the prior year when shareholders equity increased $188,000 as a result of income from operations. Net receivables at Sept. 30, 1995 were $5,021,000 compared to $4,237,000 on December 31, 1994 and
$4,214,000 on Sept. 30, 1994. Receivables are higher at Sept. 30, 1995 than at December 31, 1994 and at June 30, 1994 because of increased sales. Inventories decreased $383,000 during the quarter, and $685,000 for the nine months ended Sept. 30, 1995, however demonstration equipment increased $31,000 for the quarter and $480,000 for the year to date. Demonstration equipment is shown at cost and is carried as a current asset as it is the Company's practice to sell and replace demo machines on a regular schedule.

Expenditures for the quarter for plant and equipment were $19,000. Depreciation for the quarter was $107,000.

The San Marcos manufacturing and office facility is financed by $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. These bonds mature December 19, 1995 and are unconditionally guaranteed by an irrevocable letter of credit issued by a bank. This letter of credit matured in December 1992. The bank agreed to extend the letter of credit until December 19, 1995. One of the conditions of the extention was that the Company give the bank a lien on all of the Company's assets. In 1995 the Company must replace or extend these bonds. Currently the Company is finalizing the extension of the bonds. This involves negotiations and meetings with the City of San Marcos, a financial institution, bond rating agencies and legal counsels. This 10 year extension of the bonds is expected to be completed early in the fourth quarter. In addition the Company will be granted a working capital line of credit. The Company believes, therefore, that it will have sufficient cash and facilities to meet its upcoming requirements.

                   Material Changes in Results of Operations

Net sales for the three months ended September 30, 1995 were $7,477,000 compared to $4,848,000 for the same period one year ago. Sales of Amistar machines, private label products, spare parts and custom assembly were all up over the same period in 1994. There was a net income of $638,000 for the quarter compared to net income of $245,000 for the comparable period in 1994. Gross margins decreased for the quarter compared to the same period one year ago.
This reduction in gross margin is due primarily to the completion of one large sale at cost in Europe of two PlaceMasters(TM) and other related equipment. Research and development costs are down significantly from the like period in 1994. It is unknown if this reduction will effect future sales.

Selling expenses and general and administrative expenses increased but decreased as a percentage of sales over the same period in 1994. Non operating expenses include interest expense, interest income, and gain or loss on the sale of fixed assets. Income taxes are minimal due to utilization of tax benefits from loss carry forwards from prior years.

PART II.

Items 1-6 Non-Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMISTAR CORPORATION
                                             By/s/ William W.Holl
                                               ------------------
                                             William W. Holl
                                             Vice President - Finance
                                             Chief Accounting Officer &
                                             Duly Authorized Officer