Form 10-K
period 1995-12-31
AMISTAR CORP
filed 1996-03-25
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-13403

--------------------------------------------------------------------------------

                               AMISTAR CORPORATION

             (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------------

              CALIFORNIA                                95-2747332
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

          237 VIA VERA CRUZ                             92069-2698
           SAN MARCOS, CA                               (Zip Code)
(Address of principal executive offices)


                            AREA CODE (619) 471-1700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                             COMMON STOCK, PAR VALUE
                                 $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES     X         NO
                                                  -------          -------

     Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on February 29, 1996: $9,399,700.

     The number of shares outstanding of registrant's Common Stock as of February 29, 1996: 3,227,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference:

                                    PART III

     Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 1, 1996 filed with the Securities and Exchange Commission.

                      AMISTAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS
PART I
 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . 6

PART II
 5. Market for Registrant's Common Stock and
    Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 8
 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . 9
 7. Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . . . . .  10
 8. Financial Statements and Supplementary Data. . . . . . . . . . . . . . .  13
 9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . .  24

PART III
10. Directors and Executive Officers of the Registrant . . . . . . . . . . .  24
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .  24
12. Security Ownership of Certain Beneficial Owners and Management . . . . .  24
13. Certain Relationships and Related Transactions . . . . . . . . . . . . .  24

PART IV
14. Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . .  24

                                     PART I

ITEM 1. BUSINESS

     Amistar designs, develops, manufactures, markets and services a variety of automatic and semi-automatic equipment for assembling electronic components to printed circuit boards. In addition, the Company is a contract assembler of printed circuit board assemblies.

     Printed circuit boards are commonly used by manufacturers of a wide variety of electronic systems and products to interconnect components. Typically, these boards contain conductive layers, holes that receive the leads of "through hole" components, pads on the board surface that provide a connection point for "surface mounted" components, and interconnect layers that connect the various components to form an electrical network.

     The development of programmable and computer-controlled assembly equipment which offers increased speed and accuracy of assembly has resulted in general acceptance of electronics factory automation by electronics manufacturers of all sizes. The improved output and low insertion or placement error rate associated with assembly automation provide a cost-effective alternative to manual assembly.

     As a result of the diverse physical characteristics of modern electronic components and printed circuit boards, the design and manufacture of automatic assembly equipment is highly specialized. A significant portion of electronic components fall into three categories: axial lead components, circuit components packaged in DIP (dual in-line package) form, and surface mounted components. Axial lead components, such as resistors, capacitors and diodes, have a wire lead arranged axially from either end of a cylindrical body. DIPs, such as microprocessors, memory and linear circuits, and logic elements, customarily have from 2 to 40 leads. Surface Mounted Components, commonly known as SMDs, may be leaded or not, but have an electrical contact that makes connection with conductors on the board surface. Within these three categories, components come in a large range of sizes and configurations. Further, current printed circuit board designs are complex and use numerous component types that must be densely placed to minimize wasted space. Accordingly, automatic assembly equipment must be sufficiently flexible to adjust to a wide variety of components and board designs.

PRODUCTS

     In 1973, the Company introduced its first semiautomatic DIP inserter, and in 1976, Amistar commenced production of its first semiautomatic axial inserter. The Company then focused on the development of automatic inserters, the first of which, a DIP inserter, was introduced in 1978. Since that time, Amistar has developed and marketed a number of new automatic and semiautomatic inserters that offer increased capacity, versatility and additional capabilities to enhance the productivity and cost-efficiency of the electronic assembly process.

     The Company's current product line features two automatic inserters (one axial and one DIP) and two semiautomatic inserters (one axial and one DIP), and an automatic surface mount placement machine. For each model, numerous configurations combining various optional features are available. For example, the Company offers several different placement heads, component lead formers and cutters, and testers for its equipment, each designed for different applications. This flexibility enables a customer to order the features best suited to its board assembly requirements.

     The Company's semiautomatic inserters are bench-top mounted and, like the automatic inserters, automatically prepare the components for insertion, however, the circuit board must be positioned manually by the machine operator.

     In 1989, Amistar began the development of a new generic machine control system to meet the needs of sophisticated manufacturing companies. In 1990, the Company continued the development of the generic machine control system, and in 1991, began development of a surface mount machine using this control system (PlaceMaster-TM-). The company introduced this new machine at trade shows in 1992, however, continued development of software, machine options and reliability was required throughout 1993 and 1994.

AMISTAR'S PRIVATE LABEL PRODUCTS

     Amistar buys and re-sells products complimentary to its own products to provide single source capability for its customers' benefit. Such products include glue and solder paste curing ovens, infrared reflow ovens, solder paste screen printers, entry level "pick and place" machines, and advanced technology surface mount machines. The Company distributes the majority of these products under an OEM supply agreement with a manufacturer in Japan, and as a result, has significant supply dependence. A change in suppliers could cause a loss of sales and or change in gross margins, which could affect operating results adversely.

CONTRACT ASSEMBLY

     In 1990, the Company founded a new operation to custom assemble electronic boards and products for customers. Included among the wide range of services that the Company offers its customer are: (1) manual and automatic assembly and testing of customers products, (2) material sourcing, procurement and control,
(3) design, manufacturing and test engineering support, (4) warehousing and shipment services. By providing high quality assembly and test capabilities, active engineering support and competitive material procurement, the Company seeks to build long-term strategic alliances with its customers. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities.

PRODUCT DEVELOPMENT

     The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends, among other things, upon its ability to react to such change. Accordingly, the Company is committed to the continuing enhancement of its current products to allow their use in a wider variety of applications and development of new products to further reduce labor costs and increase manufacturing efficiency.

     During 1995, 1994 and 1993 the Company's engineering, research and development expenses were approximately $951,000, $1,431,000 and $1,566,000, respectively. Development efforts were focused in 1995 on production of a line of feeders which load components into the surface mount machines. In addition, near the end of 1995, work was begun on the Placemaster C\P, which is a high speed version of the Company's surface mount machine.

CUSTOMERS AND MARKETING

     The Company's products are sold primarily to electronic manufacturers, both directly and through distributors. The Company's marketing strategy is to offer flexible equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price and performance, and reliability.

     Amistar markets its products in the United States through a network of sales representative organizations and direct sales personnel. In Europe and Asia the Company's products are generally marketed through distributors who purchase the equipment for resale. Since 1990, the Company has sold direct in Germany through its own sales force.

     In addition to the main sales and service center at the Company's headquarters in San Marcos, California, the Company maintains sales and service offices in Woburn, Massachusetts; Burr Ridge, Illinois; Frankfurt, Germany; and Wettingen, Switzerland. Amistar employs regional managers who support the sales efforts of distributors and representatives. In addition, the Company maintains a field staff of applications specialists who support the sales force by responding to complex technical and applications problems.

     The Company's custom assembly service is primarily marketed through a combination of Company personnel, electronics component distributors and outside representatives.

DEPENDENCE ON A SINGLE CUSTOMER

     During 1995, sales of approximately $2,585,000 or 10%, were made to Smart Modular Technologies.

FOREIGN SALES

     A significant portion of the Company's sales have traditionally been to foreign customers. Profitability and product mix of foreign sales are generally comparable to domestic sales. The Company is subject to the usual risks of international trade, including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three fiscal years.


(Dollars in thousands)
                           1995                  1994                  1993
                   ------------------    ------------------    -----------------

United States      $18,724        74%    $12,866        72%    $11,307       70%
Europe               6,200        24%      4,558        25%      3,712       23%
Asia                   274         1%        351         2%        759        5%
Other                  163         1%        203         1%        447        2%
                   -------       ----    -------       ----    -------      ----
TOTALS             $25,361       100%    $17,978       100%    $16,225      100%
                   -------       ----    -------       ----    -------      ----
                   -------       ----    -------       ----    -------      ----

     The Company's products can be freely exported to most countries under a general destination (G-Dest) export license from the U.S. Department of Commerce.

SERVICE

     The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company also provides for its customers, service personnel at the Company's San Marcos, California; Burr Ridge, Illinois; Woburn, Massachusetts; and Wettingen, Switzerland offices.

MANUFACTURING

     Amistar's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts. The Company operates machine shops in San Marcos, California and Rockford, Illinois.

     Those parts of the Company's products that are not manufactured directly by Amistar are purchased from outside vendors. Most parts are available from more than one supplier. While certain parts are presently purchased from single sources, the Company believes it would be able to locate additional sources for such parts without material adverse effect on its business. Amistar has never experienced a major production delay due to a parts shortage or the loss of a single-sourced part or its tooling.

COMPETITION

     The Company competes with a number of domestic and foreign manufacturers of electronic component placement or insertion equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic competitors are Universal Instrument Corporation, a subsidiary of Dover Corporation, and Quad Systems. Amistar also faces competition from foreign companies, including Panasonic, Fuji, Mydata, Zevatech, Philips and Siemens.

     The Company believes that the key factors affecting the choice of an insertion or surface mount machine are reliability, speed, quality and speed of service, ability to detect errors, range of components inserted or placed, ease of programming and price.

     There are numerous companies both large and small who do contract electronic circuit board assembly.

BACKLOG

     Over the past five years, the Company has experienced a decrease in lead times requested by its customers. Current practice is to wait to place the purchase order until just before the equipment is required. The Company's Private Label inventory position has increased in the current year and as a result, has been able to fulfill orders in a short lead time. Therefore, backlog may not necessarily be indicative of future sales. The backlog at December 31, 1995 was $17,000, all of which is expected to be shipped during the next 12 months. Firm backlog was $1,785,000 at December 31, 1994.

PATENTS AND LICENSES

     Amistar has been issued four United States patents, one of which relates to its cartridge for axial lead components, one relates to its position correction servo optical system, one relates to a pneumatic feed system for axial components, and the fourth to an SMD feed system. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held or to be held by the Company will afford it commercially significant protection of its proprietary technology.

EMPLOYEES

     During the week ending February 16, 1996, the Company had 144 full-time employees and 40 temporary employees. Of the total employees, 130 were employed in manufacturing, 34 in marketing and service, 10 in product development and 10 in administration and finance.


ITEM 2.  PROPERTIES

     The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, manufacturing, and research and development offices are located in this building of 80,000 square feet which was completed in April of 1987.

     The Company leases a manufacturing facility in Rockford, Illinois (approximately 5,000 square feet). The company also leases sales and services offices in Woburn, Massachusetts; Burr Ridge, Illinois; Frankfurt, Germany; and Wettingen, Switzerland.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                  EXECUTIVE OFFICERS AND DIRECTORS

     Name                     Age                      Title
---------------------         ---       ----------------------------------------
Stuart Baker                   64       Chairman of the Board, President and
                                        Director
William W. Holl                65       Vice President of Finance, Treasurer,
                                        Secretary and Director
Michael R. Newkirk             45       Vice President of Sales and Marketing
Daniel C. Finn                 39       Vice President of Engineering
Carl C. Roecks                 62       Vice President and Director
Richard A. Butcher             55       Director
Gordon S. Marshall             76       Director

     Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

     Mr. Holl, a founder of the Company, has served the Company as a Director and as Treasurer and Secretary since its inception in 1971, and as Vice President of Finance since 1978.

     Mr. Newkirk has served the Company since 1988.

     Mr. Finn has served the Company since 1979 and as Vice President of Engineering since 995.

     Mr. Roecks, a founder of the Company, has served the Company in various engineering and management capacities since its inception in 1971. Since 1989 Mr. Roecks has been semi-retired, and serves the Company on a part-time basis.

     Mr. Butcher was elected a Director of the Company in February 1984. From 1977 to the present, he has been a group managing Director of Marbaix (Holdings) Ltd., an equipment manufacturer and distributor, and the Managing Director of Automation Ltd., a wholly-owned subsidiary of Marbaix and the Company's exclusive distributor in Great Britain and Ireland.

     Mr. Marshall has served the Company as the Chairman of the Board from 1974 to 1993. Mr. Marshall is the founder and Chairman of the Board of Marshall Industries, an electronics distribution company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From May 11, 1984, when Amistar had its initial public offering until June 18, 1985 the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. Since June 18, 1985 the Company's stock has traded on the NASDAQ/NMS (National Market System). The following table reflects the closing prices per share for the last two years:


          Quarter ended       HIGH           LOW
          -------------       ----           ---
          Mar. 31, 1994        3-3/8          1-7/8
          Jun. 30, 1994        3              1-1/8
          Sep. 30, 1994        2-1/4          1-1/4
          Dec. 31, 1994        2-1/8          1-3/4
          Mar. 31, 1995        2-3/16         1-15/16
          Jun. 30, 1995        3-11/16        2-1/16
          Sep. 30, 1995        5-13/16        2-7/8
          Dec. 31, 1995       10-5/8          5

          * The prices indicated are as reported by the National Association of Security Dealers.

     The Company had approximately 125 shareholders of record on December 31, 1995, however, the Company believes there are over 700 beneficial owners based on the number of requests for proxies.

     The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:


                                                                        Year Ended December 31,
                                               --------------------------------------------------------------------
                                                                (In thousands, except per share data)
                                                 1995           1994           1993           1992           1991
                                               --------       --------       --------       --------       --------
Net sales                                      $ 25,361       $ 17,978       $ 16,225       $ 15,895       $ 13,940
Cost of sales                                    16,732         11,584          9,891         15,011          8,497
                                               --------       --------       --------       --------       --------
Gross profit                                      8,629        $ 6,394          6,334            885          5,443
                                               --------       --------       --------       --------       --------

Operating expenses:
   Selling                                        4,109          3,526          3,082          3,053          3,979
   General & administrative                       1,171            920            893            915            939
   Engineering, research & development              951          1,431          1,566          1,601          1,407
                                               --------       --------       --------       --------       --------
                                                  6,231          5,877          5,541          5,569          6,325

Earnings (loss) from operations                   2,398            517            793         (4,684)          (882)
Other income (expense):
   Interest, net                                    (99)           (82)           (65)           (80)          (129)
   Miscellaneous                                     78            122             91            (23)           137
                                               --------       --------       --------       --------       --------
Earnings (loss) before income taxes
   and cumulative effect of change
   in accounting principle                        2,377            557            819         (4,787)          (874)
Income tax expense (benefit)                        300             37            (81)           (58)          (216)
                                               --------       --------       --------       --------       --------
Earnings (loss) before cumulative effect
   of change in accounting principle              2,077            520            900         (4,729)          (658)
Cumulative effect of change in
   accounting for income taxes (1)                   -              -             144             -              -
                                               --------       --------       --------       --------       --------
Net earnings (loss)                            $  2,077       $    520       $  1,044       $ (4,729)      $   (658)
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

Earnings (loss) per Common share :
   Earnings (loss) before cumulative
   effect of change in accounting
   principle                                   $   0.65       $   0.17       $   0.29       $  (1.51)      $  (0.21)
   Cumulative effect of change
   in accounting for income taxes                    -              -            0.04             -              -
                                               --------       --------       --------       --------       --------
   Net earnings (loss) per share               $   0.65       $   0.17       $   0.33       $  (1.51)      $  (0.21)
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------
Shares used in calculation of
   earnings (loss) per share                      3,193          3,137          3,133          3,133          3,133
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------


Selected Consolidated Balance Sheet Data:

                                                                   Year Ended in December 31,
                                               --------------------------------------------------------------------
                                                 1995           1994           1993           1992           1991
                                               --------       --------       --------       --------       --------
Working capital                                $ 10,815       $  5,291       $  8,738       $  7,801       $ 12,292
Total assets                                     19,742         17,429         15,689         14,870         19,662
Long-term obligations                             4,500             -           4,500          4,500          4,500
Retained earnings                                 7,758          5,682          5,161          4,117          8,845
Total shareholders' equity                       12,613         10,485          9,914          8,870         13,598


(1)  SEE NOTES 1 AND 5 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Quarterly Financial Information (unaudited)


                                                    Quarter Ended,
                                    --------------------------------------------
                                      3/31        6/30        9/30       12/31
                                    --------    --------    --------    --------
                                         (In thousands, except per share data)

    1995
Net sales                           $  5,498    $  6,542    $  7,477    $  5,844
Gross profit                           1,791       2,130       2,204       2,504
Net earnings                             319         480         638         640
Earnings per Common share               0.10        0.15        0.20        0.20


    1994
Net sales                           $  3,315    $  5,054    $  4,848    $  4,761
Gross profit                           1,236       1,752       1,772       1,634
Net earnings (loss)                     (256)        199         245         332
Earnings (loss) per Common share       (0.08)       0.06        0.08        0.11


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On May 11, 1984, the Company raised $4,910,000 from the sale of 750,000 shares of its common stock through an initial public offering. From time to time thereafter, the Company borrowed funds from its bank to meet working capital requirements. From 1989 to October 1995, however, the Company did not have a line of credit available and met all requirements with internally generated funds. In October 1995, the Company negotiated a two million dollar revolving line of credit with a new bank. As of December 31, 1995 no amounts have been drawn on this line.

     At December 31, 1995, the Company's cash balance was $1,982,000 compared to $1,671,000 the same date the prior year, and $2,689,000 two years prior. Excess cash is invested in money market accounts. Inventory transfers to and purchases of capital equipment were $48,000 in 1995, $96,000 in 1994, and $690,000 in
1993. Also, in 1994, a transfer from capital equipment to inventory of $167,000 was made. The majority of these capital acquisitions were for the Custom Assembly Group.

     Working capital increased by $5,524,000 in 1995. This was due primarily to the reclassification of the $4,500,000 Industrial Development Bonds to long-term liabilities when the maturity date was extended in 1995 and due to the increase in demonstration equipment. Inventories decreased $440,000 during the year primarily due to Placemaster sales and offset by the build up in Private Label products. Demonstration equipment increased $1,001,000 in order to provide a greater complement of the product line at the sales showrooms for demonstrations. The increase in accounts receivable and commissions payable during the year was due to higher sales volume. Customer deposits decreased significantly over the previous year as one customer's deposit was applied to a sale. Accrued payroll increased due to incentive compensation earned by the management team. This increase in working capital in 1995 compares to an decrease of $3,447,000 in 1994. Cash provided from operations in 1995 increased significantly over 1994 due to greater profitability, a smaller increase in accounts receivable, a decrease in inventories, and an increase in demonstration equipment. 1994 cash used from operations differs from 1993 cash provided due primarily to increases in inventory and trade accounts receivable in 1994.

     In 1984 the Company purchased 5.6 acres of land in San Marcos, California for $982,000 and initiated efforts for the design and construction of an 80,000 square foot manufacturing and office facility. The building was completed in the spring of 1987 and all California operations were consolidated into the new building. Financing was arranged through the sales of $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. The bonds carry a variable interest rate and were originally due in December, 1995. In October, 1995 the company was successful in extending the maturity date to December 2005. Payments of principal and interest are unconditionally guaranteed by an irrevocable letter of credit issued by the Company's new bank. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest bearing cash collateral account in order to meet a loan to value ratio. The Company believes that it will be able to fund future operations from expected cash flows and if necessary supplemented from its existing credit facilities for the foreseeable future.

RESULTS OF OPERATIONS

     Sales increased to a Company record $25,361,000, an increase of 41% from $17,978,000 in 1994. Significant growth has been in the area of Private Label sales as shown in the table on Page 14. The continued growth in sales of Private Label products reflects the increased customer acceptance of the surface mount machines the Company imports from Japan and the recent period of industry expansion during 1995. The table on page 14 also shows that sales of Amistar produced machines, parts, service and contract assembly grew after relatively flat results 1994 and 1993. None of the increase in sales is attributable to inflation.

     Gross margin percentage has declined over 1994 and 1993 primarily due to the effects of Private Label sales, which generally sell at lower margins than products manufactured by the Company and comprise a greater portion of the sales mix.

     Selling expenses increased in the current year due to higher sales volume. Engineering, research & development decreased in 1995 due to fewer development projects as in prior years. The Company does not have any firm commitments to continue funding product research and development, however, management anticipates that spending on development will continue at existing levels during 1996. Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1995, 1994 and 1993.

     The Company reviews potential foreign currency risk on an ongoing basis, and to date has been able to effectively manage the risk and the natural currency offsets.

     The Company adopted FASB Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $143,546 or
 .9% of sales is reported separately in the Consolidated Statements of Operations and Retained Earnings. Federal income tax expense was incurred in 1995, whereas in 1994 and 1993, the Company utilized operating loss carryforwards.


NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation" effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. To date, the Company has not made a decision to the adopt the fair value based method.

The following table sets forth indicated items of cost in the consolidated Statements of Operations as a percentage of net sales:

                                                      PERCENTAGE OF NET SALES
                                                   1995        1994        1993
                                               --------    --------    --------
Net sales                                         100.0       100.0       100.0
Cost of sales                                      66.0        64.4        61.0
                                               --------    --------    --------
Gross profit                                       34.0        35.6        39.0

Operating expenses:
   Selling                                         16.2        19.6        19.0
   General & administrative                         4.6         5.1         5.5
   Engineering, research & development              3.8         8.0         9.7
                                               --------    --------    --------
                                                   24.6        32.7        34.2
                                               --------    --------    --------

Earnings from operations                            9.4         2.9         4.8
Other income (expense):
   Interest, net                                    (.4)        (.5)        (.4)
   Miscellaneous                                     .4          .6          .6
                                               --------    --------    --------
Earnings before income taxes and cumulative
   effect of change in accounting principle         9.4         3.0         5.0
Income tax expense (benefit)                        1.2         0.1         (.5)
                                               --------    --------    --------
Earnings before cumulative effect of
   change in accounting principle                   8.2         2.9         5.5
Cumulative effect of change in accounting
   principle                                         .0          .0          .9
                                               --------    --------    --------
Net earnings                                        8.2         2.9         6.4
                                               --------    --------    --------
                                               --------    --------    --------

The following table sets forth sales (in thousands) by product classification:


                                 1995               1994               1993
                          ----------------   ----------------   ----------------
Amistar machines,
   parts and service      $  9,676     38%   $  8,106     45%   $  8,068     50%
Private label machines      12,398     49%      7,067     39%      5,341     33%
Outside contracting          3,287     13%      2,805     16%      2,816     17%
                          --------  ------   --------  ------   --------  ------
                          $ 25,361    100%   $ 17,978    100%   $ 16,225    100%
                          --------  ------   --------  ------   --------  ------
                          --------  ------   --------  ------   --------  ------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Amistar Corporation:


We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.






San Diego, California                   By: /s/KPMG Peat Marwick LLP
February 13, 1996

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


December 31,                                                             1995                1994
----------------------------------------------------------------------------------------------------
ASSETS    (notes 3 & 4)
Current assets:
     Cash                                                           $  1,982,483        $  1,671,410
     Trade accounts receivable, less allowance for doubtful
          accounts of $104,615 in 1995 and $111,614 in 1994.           4,545,456           4,236,515
     Inventories
          Raw materials                                                  394,271             724,338
          Work in process                                              2,175,455           2,563,044
          Finished goods                                               2,562,173           2,284,452
                                                                    ------------        ------------
               Total inventories                                       5,131,899           5,571,834
                                                                    ------------        ------------
     Demonstration equipment                                           1,549,846             548,536
     Prepaid expenses                                                    233,962             207,232
                                                                    ------------        ------------
               Total current assets                                   13,443,646          12,235,527
                                                                    ------------        ------------
Property and equipment, at cost
     Land                                                                981,875             981,875
     Building                                                          3,899,354           3,899,354
     Machinery and equipment                                           5,157,981           5,162,226
     Computer equipment                                                  310,233             302,938
     Leasehold improvements                                               19,908              19,908
                                                                    ------------        ------------
                                                                      10,369,351          10,366,301
     Less accumulated depreciation and amortization                   (5,878,227)         (5,546,207)
                                                                    ------------        ------------
               Net property and equipment                              4,491,124           4,820,094
                                                                    ------------        ------------
Contracts receivable (note 2)                                            330,889             256,500
Restricted cash (note 4)                                               1,329,000                   -
Other assets                                                             147,617             117,276
                                                                    ------------        ------------
                                                                    $ 19,742,276        $ 17,429,397
                                                                    ------------        ------------
                                                                    ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    510,976        $    633,132
     Accrued payroll and related costs                                   519,240             292,969
     Accrued liabilities                                                 672,913             542,853
     Customer deposits                                                   105,356             608,302
     Estimated product installation and warranty costs                   150,000             150,000
     Accrued commissions                                                 392,662             155,132
     Income taxes payable and deferred income taxes (note 5)             277,999              62,368
     Industrial development bonds (note 4)                                     -           4,500,000
                                                                    ------------        ------------
               Total current liabilities                               2,629,146           6,944,756
Industrial development bonds (note 4)                                  4,500,000                   -
Commitments  (note 7)

Shareholders' equity (note 6):
     Preferred stock, $.01 par value.  Authorized 2,000,000
          shares; none outstanding                                             -                   -
     Common stock, $.01 par value.  Authorized 20,000,000
          shares; 3,227,000 shares issued and outstanding in
          1995 and 3,189,750 in 1994                                      32,270              31,898
     Additional paid-in capital                                        4,822,761           4,771,196
     Retained earnings                                                 7,758,099           5,681,547
                                                                    ------------        ------------
               Total shareholders' equity                             12,613,130          10,484,641
                                                                    ------------        ------------
                                                                    $ 19,742,276        $ 17,429,397
                                                                    ------------        ------------
                                                                    ------------        ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
           Consolidated Statements of Operations and Retained Earnings


Years ended December 31,                                       1995           1994           1993
----------------------------------------------------------------------------------------------------
Net sales                                                $  25,360,959  $  17,977,756  $  16,224,865
Cost of sales                                               16,732,141     11,583,948      9,891,420
                                                         -------------  -------------  -------------
Gross profit                                                 8,628,818      6,393,808      6,333,445

Operating expenses:
     Selling                                                 4,109,327      3,526,237      3,080,499
     General & administrative                                1,170,599        920,058        892,915
     Engineering, research & development                       951,267      1,430,688      1,566,303
                                                         -------------  -------------  -------------
                                                             6,231,193      5,876,983      5,539,717
                                                         -------------  -------------  -------------

Earnings  from operations                                    2,397,625        516,825        793,728

Other income (expense):
     Interest expense                                         (193,790)      (146,439)      (129,804)
     Interest income                                            95,034         64,335         65,112
     Miscellaneous                                              77,683        122,586         90,906
                                                         -------------  -------------  -------------
Earnings  before income taxes and cumulative
     effect of change in accounting principle                2,376,552        557,307        819,942
Income tax expense (benefit) (note 5)                          300,000         37,000        (81,000)
                                                         -------------  -------------  -------------
Earnings before cumulative effect of change
     in accounting principle                                 2,076,552        520,307        900,942
Cumulative effect of change in accounting
     for income taxes (note 5)                                       -              -        143,546
                                                         -------------  -------------  -------------
Net earnings                                                 2,076,552        520,307      1,044,488

Retained earnings, beginning of year                         5,681,547      5,161,240      4,116,752
                                                         -------------  -------------  -------------
Retained earnings, end of year                           $   7,758,099  $   5,681,547  $   5,161,240
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------
Earnings per Common share:
     Earnings before cumulative effect
          of change in accounting principle                        .65            .17            .29
     Cumulative effect of change in accounting
          for income taxes (note 5)                                  -              -            .04
                                                         -------------  -------------  -------------
     Earnings per share                                  $        0.65  $        0.17  $        0.33
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

Years ended December 31,                                                 1995                1994                1993
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                    $ 2,076,552         $   520,307         $ 1,044,488
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
        Depreciation and amortization                                   377,155             587,143             672,803
        Gain on sale of equipment                                       (24,410)            (40,058)            (59,068)
        Cumulative effect of accounting change                               -                  -              (143,546)
        Changes in assets and liabilities:
            Trade accounts receivable                                  (308,941)         (1,174,096)             84,874
            Inventories                                                 439,935          (2,017,058)           (375,223)
            Demonstration equipment                                  (1,001,310)            (92,536)            181,883
            Prepaid expenses                                            (14,270)             43,611               4,833
            Other assets                                                 75,571             (53,367)             (7,753)
            Accounts payable                                           (122,156)            263,005              51,618
            Accrued payroll and related costs                           226,271             106,212              29,820
            Accrued liabilities                                         130,060             139,906               1,726
            Customer deposits                                          (502,946)            586,229             (17,040)
            Estimated installation and warranty costs                        -                   -              (25,000)
            Accrued commissions                                         237,530              64,853             (44,057)
            Income taxes payable and deferred income taxes              215,631              10,195            (118,379)
                                                                    -----------         -----------         -----------
    Net cash provided by (used in) operating activities               1,804,672          (1,055,654)          1,281,979

Cash flows from investing activities:
    Proceeds from sale of equipment                                      24,410             150,441              59,068
    Capital expenditures                                                (48,185)            (95,741)           (473,662)
                                                                    -----------         -----------         -----------
    Net cash provided by (used in) investing activities                 (23,775)             54,700            (414,594)

Cash flows from financing activities:
    Contracts receivable                                                (74,389)            (66,539)            (81,880)
    Restricted cash                                                  (1,329,000)                 -                   -
    Industrial development bond costs                                  (118,372)                 -                   -
    Common stock issued upon exercise of stock options                   51,937              50,094                  -
                                                                    -----------         -----------         -----------
    Net cash used in financing activities                            (1,469,824)            (16,445)            (81,880)

Net increase (decrease) in cash                                         311,073          (1,017,399)            785,505
Cash at the beginning of the year                                     1,671,410           2,688,809           1,903,304
                                                                    -----------         -----------         -----------
Cash at the end of the year                                         $ 1,982,483         $ 1,671,410         $ 2,688,809
                                                                    -----------         -----------         -----------
                                                                    -----------         -----------         -----------
Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
    Interest                                                        $   193,790         $   146,439         $   129,804
                                                                    -----------         -----------         -----------
                                                                    -----------         -----------         -----------
    Income taxes                                                    $    86,973         $     7,436         $   (44,000)
                                                                    -----------         -----------         -----------
                                                                    -----------         -----------         -----------

Supplemental disclosure of non-cash investing activities:
     The Company transferred inventory valued at $216,434 to property and equipment during 1993. In 1994 the Company transferred property and equipment valued at $167,030 to inventory for resale.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Three years ended December 31, 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS
     Amistar Corporation (the Company) manufactures and markets productivity-enhancement machinery for the electronics industry. In addition, the Company is a contract assembler of printed circuit board assemblies. The Company's customers are predominately located in the United States and Europe. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers except for the Private Label Equipment line as disclosed in
     Note 11.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation (FSC). All significant inter-company balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION
     The Company recognizes sales revenues upon shipment of machinery and parts and upon performance of billable service labor. At the time of shipment, the Company also provides for all estimated non-billable installation, training and warranty repair costs to be incurred subsequent to the date of revenue recognition.

     INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for obsolescence.

     DEMONSTRATION EQUIPMENT
     Demonstration equipment represents short-term transfers of inventory for purposes of participating in trade shows and demonstrations with customers. This equipment is typically sold or returned to inventory within six months.

     PROPERTY AND EQUIPMENT
     Machinery, equipment and computer equipment are depreciated and amortized using the straight-line method over four to seven-year lives. Leasehold improvements are amortized using the straight-line method over the lives of the related leases. The building is being depreciated using the straight-line method over 40 years.

     DEFERRED BOND REFINANCING COSTS
     Costs incurred in connection with refinancing the Industrial Development bonds are amortized on a straight line basis over the life of the bonds. Deferred costs are included in prepaid expenses and other assets.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed in the period incurred.

     INCOME TAXES
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during each period. There were no common equivalent shares included in the calculations as their effect would be immaterial or anti-dilutive.

     USE OF ESTIMATES
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECLASSIFICATIONS
     Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

     FOREIGN CURRENCY TRANSLATION
     The accounts of foreign subsidiaries are measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expense in the Statements of Operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash, trade receivables, trade accounts payable and accrued expenses approximate fair values because of the short maturity of those instruments. The carrying amount of the Company's Industrial Development Bonds approximate fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

(2)  CONTRACTS RECEIVABLE

     The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts, at rates ranging from 9.5% to 12%. The balance due after December 31, 1996 is $330,889 and accordingly is recorded as a non-current asset.

(3)  REVOLVING CREDIT LINE

     In October 1995, the Company established a $2,000,000 revolving line of credit with a bank to finance short term working capital. The terms provide for interest payable at the bank reference rate plus 1%, is secured by substantially all assets of the Company and matures in September 1997. During 1995, no amounts had been advanced on this line.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)  INDUSTRIAL DEVELOPMENT BONDS

     The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December, 1995. In October, 1995 the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (4.1% at December 31, 1995), with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest bearing cash collateral account in order to meet a loan to value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in prepaid expenses and other assets. The bond costs will be amortized over the term of the loans. Amounts of refinancing costs deferred at December 31, 1995 were approximately $118,000. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principle annually.

(5)  INCOME TAXES

     The Company adopted Statement 109 prospectively as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of approximately $144,000 was determined as of January 1, 1993 and was reported separately in the 1993 consolidated statement of operations and retained earnings. Prior years' financial statements were not restated to apply the provisions of Statement 109.

     Income tax expense (benefit) consists of the following:



                      Federal         State         Foreign         Total
                    ----------     ----------     ----------     ----------
1995:
       Current      $  264,000     $    7,000     $   29,000     $  300,000
       Deferred             -              -              -              -
                    ----------     ----------     ----------     ----------
                    $  264,000     $    7,000     $   29,000     $  300,000
                    ----------     ----------     ----------     ----------
                    ----------     ----------     ----------     ----------
1994:
       Current              -              -          37,000         37,000
       Deferred             -              -              -              -
                    ----------     ----------     ----------     ----------
                    $       -      $       -      $   37,000     $   37,000
                    ----------     ----------     ----------     ----------
                    ----------     ----------     ----------     ----------
1993:
       Current         (20,000)            -          36,000         16,000
       Deferred        (84,000)       (13,000)            -         (97,000)
                    ----------     ----------     ----------     ----------
                    $ (104,000)    $  (13,000)    $   36,000     $  (81,000)
                    ----------     ----------     ----------     ----------
                    ----------     ----------     ----------     ----------

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  INCOME TAXES (continued)

     Actual income taxes for 1995, 1994 and 1993 differ from "expected" income taxes for those years (computed by applying the maximum U.S. federal statutory rate of 34% to earnings (losses) before taxes) as follows:

                                              1995         1994         1993
                                           ----------   ----------   ----------

Income taxes (federal statutory rate)      $  808,000   $  190,000   $  279,000
State and foreign income taxes,
    net of federal income tax benefit          34,000       37,000       36,000
Change in valuation allowance                (420,000)    (370,000)    (417,000)
Other, net                                   (122,000)     180,000       21,000
                                           ----------   ----------   ----------
                                           $  300,000   $   37,000   $  (81,000)
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------


     The tax effects of significant temporary differences which comprise deferred tax assets and liabilities consist of the following:

                                                         1995           1994
                                                      ----------    -----------
Deferred tax assets:
   Allowance for doubtful accounts                    $   42,000    $    42,000
   Reserve for returns                                    30,000            -
   Warranty reserves                                      60,000         56,000
   Inventory reserves                                    426,000        904,000
   Self Insurance                                         30,000            -
   Accrued vacation                                       18,000         18,000
   Other                                                  69,000         41,000
                                                      ----------    -----------
      Gross deferred tax assets                          675,000      1,061,000
                                                      ----------    -----------
Deferred tax liabilities:
   Depreciation and amortization                          26,000          9,000
   Other                                                   8,000            -
                                                      ----------    -----------
      Gross deferred tax liabilities                      34,000          9,000
                                                      ----------    -----------

Net deferred tax asset before valuation allowance        641,000      1,052,000
                                                      ----------    -----------
Valuation allowance                                     (641,000)    (1,061,000)
                                                      ----------    -----------
Net deferred tax asset (liability)                    $      -      $    (9,000)
                                                      ----------    -----------
                                                      ----------    -----------


   The Company has recorded a valuation allowance of $641,000 as of December 31, 1995 to reflect the estimated amount of deferred taxes assets that may not be realized by the reversal of future taxable temporary differences. In 1995, the Company recognized a decrease in the valuation allowance of approximately $420,000 related primarily to the disposal of obsolete inventory and expiration of foreign tax credits.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined, based on the Company's history of prior operating earnings and its expectation for the future, that is more likely than not that the portion of deferred tax assets not utilized through reversing of deferred tax liabilities will not be realized. Accordingly the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

   The Company has foreign tax credit carryforwards amounting to $65,000 which begin expiring in 1996.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  STOCK OPTIONS

     In February, 1984 the Company's Board of Directors and common shareholders approved the 1984 Employee Stock Option Plan, which permitted the issuance to employees of the Company and its subsidiaries of up to 340,000 incentive stock options or non-qualifying stock options. Specific terms of the options were determined by a committee of the Board; however, no options could be granted at less than the fair market value of the common stock, nor for terms exceeding ten years, or ten years and one month for non-qualifying stock options. This plan expired in February, 1994. At that time there were 113,500 options outstanding at prices ranging between $.875 and $2.125. At December 31, 1995 there were 8,250 options outstanding at $2.125 of which 5,250 were exercisable. At December 31, 1994 there were 50,500 options outstanding at prices ranging between $1.3125 and $2.125 of which 40,750 were exercisable.

     At the annual meeting held on May 4, 1994 shareholders approved the 1994 Employee Stock Option Plan which succeeded the 1984 plan. The 1994 plan permits the issuance to employees of the Company and its subsidiaries of up to 310,000 incentive stock options at no less than the fair market value of the common stock. Specific terms of the options are similar to that of the 1984 plan. Options for 5,000 shares at $2.4375 have been granted under the 1994 plan of which, none are currently exercisable.

     The following reflects stock option activity:


                                        Year Ended December 31,
                               ---------------------------------------
                                   1995           1994           1993
                               ---------      ---------      ---------
     Options exercised            37,250         57,250            -
                               ---------      ---------      ---------
                               ---------      ---------      ---------

     Options expired               5,000          5,750            -
                               ---------      ---------      ---------
                               ---------      ---------      ---------

     Exercise price range:
        From                   $  1.3125      $  0.8750      $     -
                               ---------      ---------      ---------
                               ---------      ---------      ---------
        To                     $  2.1250      $  0.8750      $     -
                               ---------      ---------      ---------
                               ---------      ---------      ---------

(7)  COMMITMENTS

     The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $241,000 for 1995, $250,000 for 1994 and $247,000 for 1993.

     A summary of future minimum lease payments under non-cancelable operating leases follows:



                         Year Ending December 31:
                     1996                        59,000
                     1997                        16,000
                                             ----------
                                             $   75,000
                                             ----------
                                             ----------

(8)  CERTAIN TRANSACTIONS

     The Company purchases certain electronic components from Marshall Industries. Gordon Marshall, a director of the Company, is Chairman of the Board of Marshall Industries. During fiscal 1995, 1994, and 1993, such purchases aggregated approximately $652,000, $105,000 and $64,000, respectively. The Company acts as a subcontractor to Marshall Industries through its Contract Assembly Group. Sales to Marshall in 1995 were $503,529, 1,268,000 in 1994, and $2,615,000 in 1993. Accounts receivable from Marshall as of December 31, 1995 and 1994 were $99,000 and $177,000, respectively.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)  CERTAIN TRANSACTIONS (continued)

     The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company, is Managing Director of Automation, Ltd. (see note 10).

(9)  401(K)

     In 1982, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the maximum allowable under the limits of Internal Revenue Code Sections 415, 401(k) and 404. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed in 1995, 1994, and 1993 were $59,000, $52,000, and $41,000, respectively.

(10) FOREIGN OPERATIONS AND EXPORT SALES

     The following table summarizes the Company's foreign operations and export sales (unaudited in thousands):


                                             United                          Asia and
                                             States           Europe         Elsewhere       Consolidated
                                          ------------     ------------     ------------     ------------
1995
Net sales                                  $    18,724      $     6,200      $       437      $    25,361
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Earnings from Operations                         1,770              587               41            2,398
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Identifiable assets at December 31, 1995        17,956            1,768               18           19,742
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

1994
Net sales                                       12,866            4,558              554           17,978
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Earnings from Operations                           370              131               16              517
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Identifiable assets at December 31, 1994        13,999            3,320              110           17,429
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

1993
Net sales                                       11,307            3,712            1,206           16,225
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Earnings from Operations                           553              182               59              794
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------
Identifiable assets at December 31, 1993   $    13,278      $     2,299      $       112      $    15,689
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

     Included in assets are amounts due from foreign customers aggregating $1,088,000 at December 31, 1995, $1,472,000 at December 31, 1994, and
     $1,271,000 at December 31, 1993.

     Net sales to Automation, Ltd. aggregated 1%, 4%, and 2% of total sales for 1995, 1994, and 1993, respectively. Accounts receivable from Automation, Ltd. was $35,000 at December 31, 1995, and $402,000 at December 31, 1994.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11) BUSINESS CONCENTRATIONS

     The Company distributes the majority of the Private Label products, which represented 49% of total sales in 1995, 39% in 1994 and 33% in 1993 under a long-term OEM supply agreement originally dated 1987 and revised in 1995, and as a result, has significant dependence on this supplier. The agreement provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe. A change in suppliers, however, could cause a possible loss of sales and or change in gross margins, which could affect operating results adversely.

     Most of the Company's customers are located in the United States and Europe. Sales to one customer represented 10% of total sales in 1995. No sales to a single customer represented more than 10% in 1994 and 1993. The company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could effect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 18, 1996, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5 to 8 of the Company's definitive Proxy Statement, dated March 18, 1996, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's definitive Proxy Statement, dated March 15, 1996, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information from the section entitled "Certain Transactions" on Page 10 of the Company's definitive Proxy Statement, dated March 18, 1996, filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

          1.   Consolidated Financial Statements:
               Independent Auditors' Report.
               Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Operations and Retained Earnings -
                    Years Ended December 31, 1995, 1994, and 1993.
               Consolidated Statements of Cash Flows - Years Ended
                    December 31, 1995, 1994 and 1993
               Notes to Consolidated Financial Statements - Three Years ended
                    December 31, 1995

          2. The following Consolidated Financial Statement Schedules as of and for the years ended December 31, 1995, 1994 and 1993 are submitted herewith:
               Schedule II - Valuation and Qualifying Accounts
               All other schedules are omitted because they are not applicable or not required.

          3.   Exhibits:

          3.1  Restated Articles of Incorporation of Registrant, as amended.
          3.2  Bylaws of Registrant, as amended.*

         10.1 Lease dated July 30, 1982, between Registrant (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454*

         10.2 Export Distributorship Agreement dated August 17, 1981 between the Registrant and Automation Ltd. (England, Scotland, Wales and Ireland).*

         10.3 Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.*

         10.4 Form of Contract for Sales Representatives used in the United States.*

         10.5 Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.***

         10.6 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**

         10.7 Deed of Trust with assignment of rents and promissory note dated September 21,1984, with respect to the purchase of land in San Marcos, California.***

         10.8 Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos on December 19, 1985.***

         10.9  Bank agreement dated November 19, 1984.*****

         10.10 Amendments to the stock option plan.****

         10.11 Form of Indemnity Agreement*****

         10.12 1994 Employee Stock Option Plan******

         22.1  List of Subsidiaries *

         23.1  Independent Auditors' Consent and Report on Schedules

     (b) Report on Form 8-K

     A report on Form 8-K was filed on December 9, 1992 indicating that the Company was providing for a restructuring charge of $4,920,000 for the write down of inventory due to discontinuing certain product lines and changes in sales projections for certain other product lines.

---------------

          *These exhibits are incorporated by reference from the exhibits of the same number in the Company's Registration Statement on form S-1
     (No. 2-897782).

         **This exhibit is incorporated by reference from the exhibits numbered 28.1, 28.2 and 28.3 of the Company's Registration Statement on Form S-8 (No. 2-94696).

        ***This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1985.

       ****This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1986.

      *****This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1987.

     ******This exhibit is incorporated by reference of the Company's Registration Statement of Form-S-8 filed February 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             AMISTAR CORPORATION



                                             By  /s/ Stuart C. Baker
                                                 -------------------------------
                                                     Stuart C. Baker
                                                     President

Date:  March 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



     By: /s/ Stuart C. Baker       President and Director        March 15, 1996
---------------------------------
     Stuart C. Baker


     By: /s/ William W. Holl       Vice President of Finance     March 15, 1996
---------------------------------  and Administration,
     William W. Holl               Treasurer Secretary and
                                   Director (Chief Financial
                                   and Accounting Officer)


     By:/s/ Carl C. Roecks         Vice President and Director   March 15, 1996
---------------------------------
     Carl C. Roecks



     By: /s/ Gordon S. Marshall    Director                      March 15, 1996
---------------------------------
     Gordon S. Marshall


     By: /s/ Richard A. Butcher    Director                      March 15, 1996
---------------------------------
     Richard A. Butcher

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES


                                   Schedule II
                        Valuation and Qualifying Accounts

                       Three years ended December 31, 1995

                Column A                     Column B              Column C              Column D       Column E
---------------------------------------   -------------  ----------------------------  -------------  -------------
                                                                   Additions
                                                         ----------------------------
                                             Balance at     Charged to    Charged                         Balance
                                             beginning      costs and     to other                        at end
               Description                   of period      expenses      accounts     Deductions(a)     of period
---------------------------------------   -------------  -------------  -------------  -------------  -------------
Allowance for doubtful
   accounts:

        1995                               $    111,614   $        -     $     13,018   $     20,017   $    104,615
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
        1994                                     83,103         58,004            -           29,493        111,614
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
        1993                                    102,642          3,658            -           23,197         83,103
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------

Estimated product installation
   and warranty costs (b):

        1995                               $    150,000   $    805,714   $        -     $    805,714   $    150,000
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
        1994                                    150,000        993,072            -          993,072        150,000
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
        1993                                    175,000      1,177,617            -        1,202,617        150,000
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------

(A)  ACCOUNTS WRITTEN OFF AS UNCOLLECTIBLE.
(B) TOTAL COST OF SERVICE, WHICH INCLUDES TRADE SHOWS, CUSTOMER DEMONSTRATIONS, PRODUCT SUPPORT AND TRAINING, AS WELL AS WARRANTY AND INSTALLATION EXPENSE.