Form 10-Q
period 1996-03-31
AMISTAR CORP
filed 1996-05-15
CIK 741559

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                 FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d)
                      of the Securities Act of 1934



For the quarter ended                            Commission File No. 0-13403
March 31, 1996
- -----------------------------------------------------------------------------

                             AMISTAR CORPORATION
              (Exact name of registrant as specified in its Charter)

- -----------------------------------------------------------------------------

       STATE OF CALIFORNIA                               95-2747332
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)



       237 VIA VERA CRUZ                                    92069
    SAN MARCOS, CALIFORNIA                                (Zip Code)
(Address of principle executive offices)


                               (619) 471-1700
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x   No
                                                     ---    ---

          CLASS                                     OUTSTANDING AT MAY 10, 1996
Common Stock $.01 Par Value                                 3,228,250

Part I.
Item 1. Financial Statement


                            AMISTAR CORPORATION
                              AND SUBSIDIARIES
                          Condensed Balance Sheets
                               (In thousands)

                                           MAR 31,*        DEC 31,
                                             1996           1995
- ------------------------------------------------------------------
ASSETS
Current assets:
 Cash                                      $ 1,456         $ 1,982
 Accounts receivable, net                    4,394           4,545
 Inventories                                 5,008           5,132
 Demonstration equipment                     1,650           1,550
 Prepaid expenses                              324             234
                                           -------         -------
 Total current assets                       12,832          13,443

Property & equipment, net                    4,662           4,491

Contracts receivable                           276             331
Restricted cash                              1,329           1,329
Other                                          208             148
                                           -------         -------
                                           $19,307         $19,742
                                           -------         -------
                                           -------         -------

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable & accrued liabilities    $ 1,780          $ 2,351
 Income taxes payable                          211              278
                                           -------          -------
Total current liabilities                    1,991            2,629

 Industrial development bond                 4,500            4,500

Shareholders' equity
 Common stock                                   32               32
 Paid in capital                             4,826            4,823
 Retained earnings                           7,958            7,758
                                           -------          -------
 Total shareholders' equity                 12,816           12,613

                                           $19,307          $19,742
                                           -------          -------
                                           -------          -------


*Unaudited
See accompanying notes to financial statements.

                             AMISTAR CORPORATION
                              AND SUBSIDIARIES
                     Condensed Statements of Earnings
         (Unaudited and in thousands, except per share amounts)



Three months ended March 31,                      1996             1995
- -------------------------------------------------------------------------

Net sales                                     $    4,873       $    5,498

Cost of sales                                      3,058            3,707
                                              ----------       ----------

Gross profit                                       1,815            1,791

Operating expenses:
 Selling costs                                       932              988
 General & administrative                            248              253
 Research & development                              294              210
                                              ----------       ----------
                                                   1,474            1,451

Earnings from operations                             341              340

Other income (expense)                                (9)             (16)
                                              ----------       ----------

Earnings before income taxes                         332              324

Income tax expense                                   132                5
                                              ----------       ----------

Net earnings                                  $      200       $      319
                                              ----------       ----------
                                              ----------       ----------

Net income per share                          $     0.06       $     0.10
                                              ----------       ----------
                                              ----------       ----------

Weighted average number of
 shares outstanding                            3,228,250        3,189,750
                                              ----------       ----------
                                              ----------       ----------


See accompanying notes to financial statements.

                             AMISTAR CORPORATION
                               AND SUBSIDIARIES
                     Condensed Statements of Cash Flows
                         (Unaudited and in thousands)



Three months ended March 31,                            1996           1995
- -------------------------------------------------------------------------------

Cash flows from operating activities:
 Net earnings                                        $    200        $    319

 Adjustments to reconcile net earnings to net
 cash provided (used) by operating activities:
 Depreciation & Amortization                               81              96
 Changes in assets & liabilities:
   Accounts receivable, net                               151            (428)
   Inventories                                            124             300
   Demonstration equipment                               (100)           (415)
   Prepaid expenses & other assets                       (150)             54
   Accounts payable & accrued liabilities                (571)             35
   Income taxes payabled                                  (67)            (91)
                                                     --------        --------
                                                         (532)           (449)

Cash provided (used) by operating activities             (332)           (130)

Cash flows from investing activities:
 Capital expenditures                                    (252)            (16)

Cash flows from financing activities:
 Contracts receivable                                      55              20
 Common stock issued for stock options                      3               -

Net increase (decrease) in cash                          (526)           (126)
Cash at the beginning of the period                     1,982           1,671
                                                     --------        --------
Cash at the end of the period                        $  1,456        $  1,545

Supplemental disclosure of cash flow
information

  Cash paid during the period for:
    Interest                                         $     45        $     48
    Income tax                                       $    198        $      9


See accompanying notes to financial statements.

                             AMISTAR CORPORATION
                               AND SUBSIDIARIES
                 Notes to Condensed Financial Statements


Note 1
As contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed, and therefore, do not contain all disclosures required by generally accepted accounting principles.

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three month period ending March 31, 1996 and 1995.

Note 3
The Components of Inventory are as follows:


                                     MAR 31,*           DEC. 31,
                                      1996               1995
                                  -----------        -----------
Raw Material                       $  384,000         $  394,000
Work In Process                     2,124,000          2,176,000
Finished Goods                      2,500,000          2,562,000
                                  -----------        -----------
                                   $5,008,000         $5,132,000
                                  -----------        -----------
                                  -----------        -----------


Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                 Material Change in Financial Condition

Shareholders' equity in the Company increased $203,000 during the three month period ended March 31, 1996 primarily as a result of income from operations. This compares with the same period in the prior year when shareholders' equity increased $319,000 as a result of income from operations. Expenditures for the quarter for property and equipment were $252,000 and primarily related to an expansion of our custom assembly division into a 15,000 square foot facility located in Anaheim, California. Accounts payable and accrued liabilities decreased $571,000 primarily due to the payment of management bonuses, sales commissions payments and lower raw material purchases.

                  Material Changes in Results of Operations

Net sales for the three months ended March 31, 1996 were $4,873,000 compared to $5,498,000 for the same period in the prior year. Sales of Amistar machines, private label products, and spare parts decreased 22%, while sales of custom assembly increased 64%. The decrease in sales of manufactured and private label products was primarily due to the slowdown in the computer memory module industry and due to increased competition.

Gross margins improved to 37% compared to 33% for the same period in the prior year, resulting from a more favorable exchange rate of the U.S. dollar versus the Japanese yen on private label products and due to improved profitability in our Custom Assembly Technologies division.

Research and development expenses increased due to efforts related to a new surface mount machine, and feeders for its existing surface mount machine.

Income taxes increased substantially over the prior year since the Company had utilized its' remaining tax carryovers in the prior year.

Net income decreased primarily due to the effects of income taxes.



PART II.

Items 1-6 Non-Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMISTAR CORPORATION



                                        By /s/ William W. Holl
                                          --------------------
                                          William W. Holl
                                          Vice President - Finance
                                          Chief Accounting Officer &
                                          Duly Authorized Officer