Form 10-Q
period 1996-06-30
AMISTAR CORP
filed 1996-08-14
CIK 741559

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  Form 10-Q

               Quarterly Report pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934

For the quarter ended                               Commission File No. 0-13403
June 30, 1996


       _________________________________________________________________

                             AMISTAR CORPORATION
            (Exact name of registrant as specified in its Charter)
       _________________________________________________________________


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

Yes  x  No
    ---    ---

          Class                                      Outstanding at Aug 9, 1996
Common Stock $.01 Par Value                                   3,228,250

Part 1.
Item 1. Financial Statement

                             Amistar Corporation
                               and Subsidiaries
                           Condensed Balance Sheets
                                (In thousands)

                                      JUNE 30,*         DEC. 31,
                                        1996              1995
                                      ---------         --------
ASSETS
Current assets:
   Cash                                $ 1,152           $ 1,982
   Accounts receivable, net              4,960             4,545
   Inventories                           5,163             5,132
   Demonstration equipment               1,216             1,550
   Prepaid expenses                        275               234
                                       -------           -------
   Total current assets                 12,766            13,443

Property & equipment, net                4,848             4,491

Contracts receivable                       438               331
Restricted cash                          1,329             1,329
Other                                      152               148
                                       -------           -------
                                       $19,533           $19,742
                                       =======           =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable & accrued
     liabilities                       $ 1,837           $ 2,351
   Income taxes payable                    165               278
                                       -------           -------
Total current liabilities                2,002             2,629

   Industrial development bond           4,500             4,500

Shareholders' equity
  Common stock                              32                32
  Paid in capital                        4,825             4,823
  Retained earnings                      8,174             7,758
                                       -------           -------
  Total shareholders' equity            13,031            12,613

                                       $19,533           $19,742
                                       =======           =======

*Unaudited

See accompanying notes to financial statements.

                             Amistar Corporation
                               and Subsidiaries
                       Condensed Statements of Earnings
            (Unaudited and In thousands, except per share amounts)


                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 1996         1995         1996         1995
                              ----------   ----------   ----------   ----------
Net sales                     $    5,418   $    6,542   $   10,291   $   12,041

Cost of sales                      3,430        4,412        6,488        8,120
                              ----------   ----------   ----------   ----------

Gross profit                       1,988        2,130        3,803        3,921

Operating expenses:

  Selling costs                    1,011        1,113        1,941        2,101

  General & administrative           246          236          496          446

  Research & development             354          271          648          525
                              ----------   ----------   ----------   ----------
                                   1,611        1,620        3,085        3,072

Earnings from operations             377          510          718          849

Other income (expense)               (18)         (20)         (26)         (35)
                              ----------   ----------   ----------   ----------

Earnings before income taxes         359          490          692          814

Income tax expense                   144           10          276           15
                              ----------   ----------   ----------   ----------

Net earnings                  $      215   $      480   $      416   $      799
                              ==========   ==========   ==========   ==========

Net income per share          $     0.07   $     0.15   $     0.13   $     0.25
                              ==========   ==========   ==========   ==========

Weighted average number
  of shares outstanding        3,228,250    3,189,750    3,228,250    3,189,750
                              ==========   ==========   ==========   ==========

See accompanying notes to financial statements.

                             Amistar Corporation
                               and Subsidiaries
                          Statements of Cash Flows
                        (Unaudited and In thousands)

                                                      Six months ended June 30,
                                                       1996               1995
                                                      ------            -------
Cash flows from operating activities:
  Net earnings                                        $  416            $   799

  Adjustments to reconcile net earnings
  to net cash provided (used) by
  operating activities:
  Depreciation & Amortization                            184                195
  Gain on sale of assets                                 (69)               (10)

  Changes in assets & liabilities:
      Accounts receivable, net                          (415)            (1,076)
      Inventories                                        (31)               302
      Demonstration equipment                            334               (449)
      Prepaid expenses & other assets                    (45)               (34)
      Accounts payable & accrued liab.                  (514)               (80)
      Income taxes payable                              (113)               (47)
                                                      ------            -------
                                                        (669)            (1,199)
Cash provided (used) by operating
activities                                              (253)              (400)

Cash flows from investing activities:
  Capital expenditures                                  (541)               (30)
  Proceeds from sale of equipment                         69                 10

Cash flows from financing activities:
  Contracts receivable                                  (107)               (65)
  Common stock issued for stock options                    2                 --

Net increase (decrease) in cash                         (830)              (485)
Cash at the beginning of the period                    1,982              1,671
                                                      ------            -------
Cash at the end of the period                         $1,152            $ 1,186

Supplemental disclosure of cash flow
information

   Cash paid during the period for:
       Interest                                       $   89            $    97
       Income tax                                     $  384            $    14

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

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of June 30, 1996 and December 31, 1995, and the results of its operations and cash flows for the six month period ending June 30, 1996 and 1995.

Note 3
The Components of Inventory are as follows:


                                 June 30,*      DEC. 31,
                                   1996           1995
                                ----------     ----------
Raw Material                    $  396,000     $  394,000
Work In Process                  2,189,000      2,176,000
Finished Goods                   2,578,000      2,562,000
                                ----------     ----------
                                $5,163,000     $5,132,000
                                ==========     ==========

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Material Change in Financial Condition

Shareholders' equity in the Company increased $215,000 during the three month period ended June 30, 1996 as a result of income from operations. This compares with the same period in the prior year when shareholders' equity increased $480,000 as a result of income from operations. Expenditures for the quarter for property and equipment were $289,000 and related to an expansion of our custom assembly facility located in Anaheim, California and for quality control test equipment at our San Marcos facility.

Material Changes in Results of Operations

Net sales for the three months ended June 30, 1996 were $5,418,000 compared to $6,542,000 for the same period in the prior year. Sales of Amistar machines, private label products, and spare parts decreased 25%, while sales of custom assembly increased 50%. The decrease in sales of manufactured and private label products was primarily due to the continuing slowdown in the computer memory module industry and due to increased competition.

Gross margins improved to 37% compared to 33% for the same period in the prior year, resulting from a more favorable exchange rate of the U.S. dollar versus the Japanese yen on private label products, and due to improved profitability in our Custom Assembly Technologies division which was partially offset by start-up operating costs at our Anaheim, California facility.

Research and development expenses increased due to efforts related to the new high speed surface mount machine, and feeders for its existing surface mount machine.

Income taxes increased substantially over the prior year since the Company had utilized its remaining tax carryovers in the prior year.


PART II.

Items 1-6 Non-Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMISTAR CORPORATION

                                       By  /s/ William W. Holl
                                         -------------------------------------
                                         William W. Holl
                                         Vice President - Finance
                                         Chief Accounting Officer
                                         & Duly Authorized Officer