Form 10-Q
period 1996-09-30
AMISTAR CORP
filed 1996-11-12
CIK 741559

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                     Form 10-Q

                     Quarterly Report pursuant to Section 13 or 15(d)
                            of the Securities Act of 1934



For the quarter ended                           Commission File No. 0-13403
September 30, 1996
--------------------------------------------------------------------------

                               AMISTAR CORPORATION
               (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------


State of California                                 95-2747332
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization                  Identification No.


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

Class                                  Outstanding at Nov. 8, 1996
Common Stock $.01 Par Value                      3,228,250

Part 1.
Item 1. Financial Statement
                               Amistar Corporation
                                and Subsidiaries
                             Condensed Balance Sheets
                                  (In thousands)

                                        SEPT 30,*             DEC. 31,
                                         1996                   1995
                                       ----------           ----------
ASSETS
Current assets:
   Cash                                $   1,961            $   1,982
   Accounts receivable, net                5,058                4,545
      Inventories                          4,935                5,132
      Demonstration equipment              1,012                1,550
      Prepaid expenses                       343                  234
                                       ----------           -----------
   Total current assets                   13,309               13,443

Property & equipment, net                  4,801                4,491

Contracts receivable                         361                  331
Restricted cash                            1,329                1,329
Other                                        135                  148
                                       ----------           -----------
                                       $   19,935           $  19,742

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued liabilities $    1,898            $  2,351
Income taxes payable                          249                 278
                                       ----------            ---------
Total current liabilities                   2,147               2,629

   Industrial development bond              4,500               4,500

Shareholders' equity
  Common stock                                 32                  32
  Paid in capital                           4,825               4,823
  Retained earnings                         8,431               7,758
                                       ----------            ---------
  Total shareholders' equity               13,288              12,613

                                        $  19,935            $ 19,742
                                        =========            =========
*Unaudited

See accompanying notes to financial statements.

                                    Amistar Corporation
                                    and Subsidiaries
                             Condensed Statements of Earnings
                   (Unaudited and In thousands, except per share amounts)

                                  Three Months Ended           Nine Months Ended
                                       Sept 30,                     Sept 30,
                                  1996          1995           1996        1995
                               ------------------------    -------------------------
Net sales                      $   5,806     $  7,477      $   16,097     $   19,518

Cost of sales                      3,745        5,273          10,232         13,393
                               ----------    ---------     ----------     ----------
Gross profit                       2,061        2,204           5,865          6,125

Operating expenses:
  Selling costs                    1,050        1,020           2,992          3,121
  General & administrative           254          221             749            667
  Research & development             313          256             962            781
                               ----------    ---------     ----------     ----------
                                   1,617        1,497           4,703          4,569

Earnings from operations             444          707           1,162          1,556

Other income (expense), net          (15)         (19)            (41)           (54)
                               ----------    ---------     ----------     ----------

Earnings before income taxes         429          688           1,121          1,502

Income tax expense                   172           50             448             65
                               ----------    ---------     ----------     ----------

Net earnings                   $     257     $    638      $      673     $    1,437
                               ==========    =========     ==========     ==========
Net income per share           $    0.08     $   0.20      $     0.21     $     0.45
                               ==========    =========     ==========     ==========

Weighted average number of
  shares outstanding           3,228,250     3,190,750      3,228,250     3,190,750


See accompanying notes to financial statements.


                               Amistar Corporation
                                and Subsidiaries
                            Statements of Cash Flow
                          (Unaudited and In thousands)

                                              Nine months ended Sept 30,
                                                1996            1995
                                              ---------      ---------
Cash flows from operating activities:
  Net earnings                                $     673      $   1,437

  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Depreciation & Amortization                       311            302
  Gain on sale of assets                            (69)           (10)

  Changes in assets & liabilities:
      Accounts receivable, net                     (513)          (784)
      Inventories                                   197            685
      Demonstration equipment                       538           (480)
      Prepaid expenses & other assets               (96)            82
      Accounts payable & accrued liabilities       (453)          (317)
      Income taxes payable                          (29)            (3)
                                                 --------        ------
                                                   (114)          (525)

Cash provided (used) by operating activities        559            912

Cash flows from investing activities:
  Capital expenditures                             (621)           (35)
  Proceeds from sale of equipment                    69             10

Cash flows from financing activities:
  Contracts receivable                              (30)            (4)
  Common stock issued for stock options               2             -

Net increase (decrease) in cash                     (21)            883
Cash at the beginning of the period               1,982           1,671
                                               ---------      ---------
Cash at the end of the period                  $  1,961       $   2,554

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                $    157       $    143
       Income tax                              $    443       $     15


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

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of September 30, 1996 and December 31, 1995, and the results of its operations and cash flows for the nine month period ending September 30, 1996 and 1995.

Note 3

The components of inventory are as follows:

                            Sept. 30,*            Dec. 31,
                               1996                 1995
                          --------------       -------------
Raw Material              $    380,000         $    394,000
Work In Process              2,092,000            2,176,000
Finished Goods               2,463,000            2,562,000
                          --------------       --------------
                          $  4,935,000         $  5,132,000
                          ==============       ==============

Item II.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

                     Material Change in Financial Condition

Shareholders'  equity in the Company increased $257,000  during  the  three month  period  ended  September  30,  1996  as  a  result  of  income  from
operations.   This  compares with the same period in the  prior  year  when shareholders'  equity  increased  $638,000  as  a  result  of  income  from operations. Accounts receivables have increased in relation to sales due to extended  terms offered on sales. Expenditures for the quarter for property and  equipment were $80,000. Accumulated depreciation for the  quarter  was
$122,000.

                                 Amistar Corporation
                                    and Subsidiaries
                      Notes to Condensed Financial Statements, Continued

                     Material Changes in Results of Operations

Net  sales  for  the three months ended September 30, 1996 were  $5,806,000
compared  to  $7,477,000 for the same period in the prior year.   Sales  of
Amistar  machines, private label products, and spare parts  decreased  28%, while  sales  of custom assembly increased 21%. The decrease  in  sales  of manufactured and private label products was primarily due to the continuing slowdown  in  the  computer memory module industry  and  due  to  increased competition.

Gross margins improved to 35% compared to 29% for the same period in the prior year, resulting from a more favorable exchange rate of the U.S.
dollar versus the Japanese yen on private label products, and due to improved profitability in our Custom Assembly Technologies division which was partially offset by start-up operating costs at our Anaheim, California facility. In addition, the prior year quarter included the sale of two early production model surface mount machines at cost in order to penetrate the European market.

Research and development expenses continued to increase due to efforts related to the new high speed surface mount machine, and feeders for its existing surface mount machines.

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

