Form 10-K
period 1996-12-31
AMISTAR CORP
filed 1997-03-28
CIK 741559

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
[       ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from_______to_______
Commission file number 0-13403
---------------------------------------------------------------------------

                            AMISTAR CORPORATION
          (Exact name of registrant as specified in its Charter)
---------------------------------------------------------------------------

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



                        Area Code (760) 471-1700
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                      ________________________________
                           Common Stock, Par Value
                               $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES____X____  NO_________

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on February 28, 1997: $6,709,100.

    The number of shares outstanding of registrant's Common Stock as of February 28, 1997: 3,235,250 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated by reference:
                                  PART III
    Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 7, 1997 filed with the Securities and Exchange Commission.

                    AMISTAR CORPORATION AND SUBSIDIARIES
                                 FORM 10-K
                             TABLE OF CONTENTS
PART I
 1. Business..................................................... 3
 2. Properties................................................... 6
 3. Legal Proceedings............................................ 6
 4. Submission of Matters to a Vote of Security Holders.......... 6

PART II
 5. Market for Registrant's Common Stock and Related
    Stockholder Matters.......................................... 8
 6. Selected Financial Data...................................... 9
 7. Management's Discussion and Analysis of Financial Condition
    and Results of Operations....................................10
 8. Financial Statements and Supplementary Data..................13
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................24

PART III
10. Directors and Executive Officers of the Registrant...........24
11. Executive Compensation...................................... 24
12. Security Ownership of Certain Beneficial Owners and
    Management...................................................24
13. Certain Relationships and Related Transactions...............24

PART IV
14. Exhibits, Financial Statement Schedule and Reports on
    Form 8-K.....................................................24

                                  PART I

ITEM 1. BUSINESS

    Amistar designs, develops, manufactures, markets and services a variety of automatic equipment for assembling electronic components to printed circuit boards. In addition, the Company is a contract assembler of printed circuit board assemblies.

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

    As a result of the diverse physical characteristics of modern electronic components and printed circuit boards, the design and manufacture of automatic assembly equipment is highly specialized. A significant portion of electronic components fall into three categories: axial lead components, circuit components packaged in DIP (dual in-line package) form, and surface mounted components. Axial lead components, such as resistors, capacitors and diodes, have a wire lead arranged axially from either end of a cylindrical body. DIPs, such as microprocessors, memory and linear circuits, and logic elements, customarily have 2 to 40 leads. Surface Mounted Components, commonly known as SMDs, may be leaded or not, but have an electrical contact that makes connection with conductors on the board surface. Within these three categories, components come in a large range of sizes and configurations. Further, current printed circuit board designs are complex and use numerous component types that must be densely placed to minimize wasted space. Accordingly, automatic assembly equipment must be sufficiently flexible to adjust to a wide variety of components and board designs.

Products
--------
    In 1973, the Company introduced its first semiautomatic DIP inserter, and in 1976, Amistar commenced production of its first semiautomatic axial inserter. The Company then focused on the development of automatic inserters, the first of which, a DIP inserter, was introduced in 1978. Since that time, Amistar has developed and marketed a number of new automatic inserters that offer increased capacity, versatility and additional capabilities to enhance the productivity and cost-efficiency of the electronic assembly process.

    The Company's current product line features automatic axial and DIP inserters, and automatic surface mount placement machines. For each model, numerous configurations combining various optional features are available. For example, the Company offers several different placement heads, component lead formers and cutters, feeders, component centering devices, nozzles, and testers for its equipment, each designed for different applications. This flexibility enables a customer to order the features best suited to its board assembly requirements.

    In 1989, Amistar began the development of a new generic machine control system to meet the needs of sophisticated manufacturing companies. In 1990, the Company continued the development of the generic machine control system, and in 1991, began development of a surface mount machine using this control system (PlaceMaster(TM)). The Company introduced this new machine at trade shows in 1992, however, continued development of software, machine options and reliability was required throughout 1993 and 1994.

Amistar's Private Label Products
--------------------------------
    Amistar buys and re-sells products complimentary to its own products to provide single source capability for its customers' benefit. Such products include glue and solder paste curing ovens, infrared reflow ovens, solder paste screen printers, and "pick and place" surface mount machines. The Company distributes the majority of these products under an OEM supply agreement with a manufacturer in Japan, and as a result, has significant supply dependence. A change in suppliers could cause a loss of sales and or change in gross margins, which could affect operating results adversely.

Contract Assembly
-----------------
    In 1990, the Company founded a new operation in San Marcos, California to custom assemble electronic boards and products for customers. Included among the wide range of services that the Company offers its customer are:
(1) manual and automatic assembly and testing of customers products, (2) material sourcing, procurement and control, (3) design, manufacturing and test engineering support, and (4) warehousing and shipment services. By providing high quality assembly and test capabilities, active engineering support and competitive material procurement, the Company seeks to build long-term strategic alliances with its customers. The Company has the ability to produce assemblies requiring mechanical, as well as electronic capabilities. In March 1996, the Company expanded its operations and began production at an additional location in Anaheim, California.

Product Development
-------------------
    The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends, among other things, upon its ability to react to such change. Accordingly, the Company is committed to the continuing enhancement of its current products to allow their use in a wider variety of applications, and development of new products to further reduce labor costs and increase manufacturing efficiency.

    During 1996, 1995 and 1994 the Company's engineering, research and development expenses were approximately $1,234,000, $951,000 and $1,431,000, respectively. Development efforts were focused in 1996 on production of: the PlaceMaster(TM)CP, which is a high speed version of the Company's surface mount machine; various types of feeders which load components into the surface mount machines; and a process validation system.

Customers and Marketing
-----------------------
    The Company's products are sold primarily to electronic manufacturers, both directly and through distributors. The Company's marketing strategy is to offer equipment that fulfills a variety of customer needs, and also to emphasize the advanced features, ease of use, price, performance, and reliability.

    Amistar markets its products in the United States and Canada through a network of strategically located sales offices and sales personnel, which support independent manufacturer's representatives. and direct sales personnel. The Company has maintained an office in Switzerland since 1981 and in Germany since 1990. In all other parts of the world, the Company sells its products through distributors, who purchase and resell.

    In addition to the main sales and service center at the Company's headquarters in San Marcos, California, the Company maintains sales and service offices in Westford, Massachusetts; Burr Ridge, Illinois; Wiesbaden, Germany; and Wettingen, Switzerland. Amistar employs regional managers who support the sales efforts of distributors and representatives. In addition, the Company maintains a field staff of applications specialists who support the sales force by responding to complex technical and applications problems.

    The Company's custom assembly service is primarily marketed through a combination of Company personnel, electronics component distributors and outside representatives.

Dependence on a Single Customer
-------------------------------
    During 1996, sales of approximately $3,623,000 or 16%, were made to Smart Modular Technologies.

Foreign Sales
-------------
    A significant portion of the Company's sales have traditionally been to foreign customers. Profitability and product mix of foreign sales are generally comparable to domestic sales. The Company is subject to the usual risks of international trade, including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on
funds and political uncertainties.   The following table illustrates the
Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three fiscal years.

(Dollars in thousands)        1996              1995               1994
                        ---------------   ---------------   ---------------
United States           $19,497     84%   $18,724     74%   $12,866     72%
Europe                    3,350     14%     6,200     24%     4,558     25%
Asia                        183      1%       274      1%       351      2%
Other                       240      1%       163      1%       203      1%
                        --------   ----   --------   ----   --------   ----
TOTALS                  $23,270    100%   $25,361    100%   $17,978    100%
                        ========   ====   ========   ====   ========   ====

    The Company's products can be freely exported to most countries under a general destination (G-Dest) export license from the U.S. Department of Commerce.

Service
-------
    The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company also provides service personnel for its customers at the Company's San Marcos, California; Burr Ridge, Illinois; Westford, Massachusetts; and Wettingen, Switzerland offices.

Manufacturing
-------------
    Amistar's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts.

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

Competition
-----------
    The Company competes with a number of domestic and foreign manufacturers of electronic component placement or insertion equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic competitors are Universal Instrument Corporation, a subsidiary of Dover Corporation, Zevatech and Quad Systems. Amistar also faces competition from foreign companies, including Mydata, Philips and Siemens.

    The Company believes that the key factors affecting the choice of an insertion or surface mount machine are reliability, speed, quality and speed of service, ability to detect errors, range of components inserted or placed, ease of programming and price.

    Regarding contract electronic circuit board assembly, there are numerous companies both large and small who may compete.

Backlog
-------
    Customer machine order lead times are usually of a short duration. Current practice is to wait to place the purchase order until just before the equipment is required. The Company's Private Label inventory supply pipeline has been adequate to fulfill machine orders in a short lead time. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract assembly vary. The backlog at December 31, 1996 was $2,460,000, all of which is expected to be shipped during the next 12 months. Firm backlog was $517,000 at December 31, 1995.

Patents and Licenses
--------------------
    Amistar has been issued six United States patents and has two applications pending. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held or to be held by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------
    During the week ending February 14, 1997, the Company had 154 full-time employees and 35 temporary employees. Of the total employees, 130 were employed in manufacturing, 37 in marketing and service, 12 in product development and 10 in administration and finance.


ITEM 2.  PROPERTIES

    The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, manufacturing, and research and development offices are located in this building of 80,000 square feet which was completed in April of 1987.

    The Company leases a manufacturing facility in Anaheim, California (approximately 14,000 square feet). The Company also leases sales and services offices in Westford, Massachusetts; Burr Ridge, Illinois; and Wettingen, Switzerland.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                     EXECUTIVE OFFICERS AND DIRECTORS

      Name          Age                     Title
---------------    -----    ------------------------------------
Stuart Baker         65     Chairman of the Board, President and Director
William W. Holl      66     Vice President of Finance, Treasurer,
                            Secretary and Director
Harry A. Munn        45     Vice President of Sales and Marketing
Daniel C. Finn       40     Vice President of Engineering
Carl C. Roecks       63     Director
Richard A. Butcher   56     Director
Gordon S. Marshall   77     Director

    Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

    Mr. Holl, a founder of the Company, has served the Company as a Director and as Treasurer and Secretary since its inception in 1971, and as Vice President of Finance since 1978.

    Mr. Newkirk served the Company from 1988 as Vice President of Sales and Marketing and resigned March 1, 1997.

    Mr. Munn has served the Company since 1985 and as Vice President of Sales and Marketing since 1997.

    Mr. Finn has served the Company since 1979 and as Vice President of Engineering since 1995.

    Mr. Roecks, a founder of the Company, has served the Company in various engineering and management capacities since its inception in 1971. Since 1989, Mr. Roecks has been semi-retired, and serves the Company on a part-time basis.

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

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                  MATTERS

    From May 11, 1984, when Amistar had its initial public offering until June 18, 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. Since June 18, 1985, the Company's stock has traded on the NASDAQ/NMS (National Market System). The following table reflects the closing prices per share for the last two years:

        Quarter ended                High              Low
        --------------               ----              ----
        Mar. 31, 1995                2-3/16            1-15/16
        Jun. 30, 1995                3-11/16           2-1/16
        Sep. 30, 1995                5-13/16           2-7/8
        Dec. 31, 1995                10-5/8            5
        Mar. 31, 1996                9-1/8             4-5/8
        Jun. 30, 1996                5                 3-3/4
        Sep. 30, 1996                4-1/8             3
        Dec. 31, 1996                4-1/4             3

    * The prices indicated are as reported by the National Association of Security Dealers.

    The Company had approximately 100 shareholders of record on December 31, 1996, however, the Company believes there are over 700 beneficial owners based on the number of requests for proxies.
    The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
Consolidated Statements of Earnings Data:
                                                           Year Ended December 31,
                                         ----------------------------------------------------------
                                                   (In thousands, except per share data)
                                            1996        1995        1994        1993        1992
                                         ----------  ----------  ----------  ----------  ----------
Net sales                                $  23,270   $  25,361   $  17,978   $  16,225   $  15,896
Cost of sales                               14,634      16,732      11,584       9,891      15,011
                                         ----------  ----------  ----------  ----------  ----------
Gross profit                                 8,636       8,629     $ 6,394       6,334         885
                                         ----------  ----------  ----------  ----------  ----------

Operating expenses:
     Selling                                 4,402       4,109       3,526       3,082       3,053
     General & administrative                1,145       1,171         920         893         915
     Engineering, research & development     1,234         951       1,431       1,566       1,601
                                         ----------  ----------  ----------  ----------  ----------
                                             6,781       6,231       5,877       5,541       5,569
                                         ----------  ----------  ----------  ----------  ----------

Earnings (loss) from operations              1,855       2,398         517         793      (4,684)
Other income (expense):
     Interest, net                             (67)        (99)        (82)        (65)        (80)
     Miscellaneous                              51          78         122          91         (23)
                                         ----------  ----------  ----------  ----------  ----------
Earnings (loss) before income taxes
     and cumulative effect of change
      in accounting principle                1,839       2,377         557         819      (4,787)
Income tax expense (benefit)                   117         300          37         (81)        (58)
                                         ----------  ----------  ----------  ----------  ----------
Earnings (loss) before cumulative effect
     of change in accounting principle       1,722       2,077         520         900      (4,729)
Cumulative effect of change in
     accounting for income taxes                -           -           -          144          -
                                         ----------  ----------  ----------  ----------  ----------
Net earnings (loss)                      $   1,722   $   2,077   $     520   $   1,044   $  (4,729)
                                         ==========  ==========  ==========  ==========  ==========

Earnings (loss) per common share :
     Earnings (loss) before cumulative
      effect of change in accounting
      principle                          $    0.53   $    0.65   $    0.17   $    0.29   $   (1.51)
         Cumulative effect of change
          in accounting for income taxes        -           -           -         0.04          -
                                         ----------  ----------  ----------  ----------  ----------
     Net earnings (loss) per share       $    0.53   $    0.65   $    0.17   $    0.33   $   (1.51)
                                         ==========  ==========  ==========  ==========  ==========
Shares used in calculation of
     net earnings (loss) per share           3,228       3,193       3,137       3,133       3,133
                                         ==========  ==========  ==========  ==========  ==========



Selected Consolidated Balance Sheet Data:
                                                                 Year Ended in December 31,
                                                   ------------------------------------------------
                                                     1996      1995      1994      1993      1992
                                                   --------  --------  --------  --------  --------
Working capital                                    $ 11,938  $ 10,815  $  5,291  $  8,738  $  7,801
Total assets                                         21,551    19,742    17,429    15,689     4,870
Long-term obligations                                 4,500     4,500        -      4,500     4,500
Retained earnings                                     9,480     7,758     5,682     5,161     4,117
Total shareholders' equity                           14,338    12,613    10,485     9,914     8,870

Quarterly Financial Information (unaudited)

                                                 Quarter Ended,
                                 -----------------------------------------
                                   3/31       6/30       9/30       12/31
                                 --------   --------   --------   --------
                                   (In thousands, except per share data)
         1996
Net sales                        $  4,873   $  5,418   $  5,806   $  7,173
Gross profit                        1,815      1,988      2,061      2,772
Net earnings                          200        215        257      1,050
Earnings per Common share            0.06       0.07       0.08       0.32

         1995
Net sales                        $  5,498   $  6,542   $  7,477   $  5,844
Gross profit                        1,791      2,130      2,204      2,504
Net earnings                          319        480        638        640
Earnings per Common share            0.10       0.15       0.20       0.20




 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
    On May 11, 1984, the Company raised $4,910,000 from the sale of 750,000 shares of its common stock through an initial public offering. From time to time thereafter, the Company borrowed funds from its bank to meet working capital requirements. From 1989 to October 1995, however, the Company did not have a line of credit available and met all requirements with internally generated funds. In October 1995, the Company negotiated a $2,000,000 revolving line of credit with a new bank. As of December 31, 1996, no amounts have been drawn on this line.

    At December 31, 1996, the Company's cash balance was $1,892,000 compared to $1,982,000 the same date the prior year, and $1,671,000 two years prior. Excess cash is invested in money market accounts.

    Working capital increased by $1,123,000 in 1996. Demand for machines surged in the later portion of the fourth quarter of 1996. As a result, accounts receivable and commissions payable increased while demonstration equipment decreased in order to fulfill sales orders. Working capital also increased due to the recognition of a deferred income tax benefit. This increase in working capital in 1996 compares to an increase of $5,524,000 in 1995, which was primarily the result of reclassification of the industrial development bonds from current to long-term liabilities when the maturity date was extended in 1995. Cash provided from operations in 1996 decreased significantly over 1995 primarily due to the increase in receivables and partially offset by the decrease in demonstration equipment. 1995 cash provided from operations differs from the 1994 cash used due primarily to increased profitability in 1995, a smaller increase in accounts receivable, a decrease in inventories and an increase in demonstration equipment.

    Net inventory transfers to and purchases of capital equipment were $897,000 in 1996, $48,000 in 1995, and $96,000 in 1994. In 1996, the
majority of these capital acquisitions were for the new Custom Assembly operation in Anaheim, California and a new enterprise-wide information system.

-------------------------------------------
    In 1984 the Company purchased 5.6 acres of land in San Marcos, California for $982,000 and initiated efforts for the design and construction of an 80,000 square foot manufacturing and office facility.
The building was completed in the spring of 1987 and all California operations were consolidated into the new building. Financing was arranged through the sales of $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. The bonds carry a variable interest rate and were originally due in December, 1995. In October, 1995 the Company was successful in extending the maturity date to December 2005. Payments of principal and interest are unconditionally guaranteed by an irrevocable letter of credit issued by the Company's new bank. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest bearing cash collateral account in order to meet a loan to value ratio. The Company believes that it will be able to fund future operations from cash at December 31, 1996, expected cash flows, and if necessary supplemented from its existing credit facilities for the foreseeable future.

Results of Operations
---------------------
    Sales decreased to $23,270,000, a decrease of 8% from $25,361,000 in 1995. During the first half of 1996, sectors of the industry experienced a slow-down due to product oversupply, and as a result, incurred excess capacity. The table on page 12 also shows that sales of Amistar produced machines, parts, and service declined 37% from 1995 as through-hole technology machines experienced diminished demand and development of a competitive surface mount machine continued. Also, the table on page 12 shows that sales of outside contracting increased 29% which is partially due to the expansion into the Anaheim facility. None of the increase in sales is attributable to inflation.

    Gross margin percentage has increased over 1995 and 1994 primarily due to the effects of improved dollar/yen exchange rate on Private Label purchases. The Company's primary foreign currency risk is due to exchange rate fluctuations on purchases of the Private label products, and as a result, can significantly affect gross margins.

    Selling expenses increased in the current year due to, a higher mix of sales in which commissions were earned, personnel additions, and promotional costs. Engineering, research & development increased in 1996 due to additional development projects over prior years. The Company does not have any firm commitments to continue funding product research and development, however, management anticipates that spending on development will continue at existing levels during 1997. Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1996, 1995 and 1994.

     Federal income tax expense was incurred in 1996 and 1995, whereas in 1994, the Company incurred no income tax expense due to the utilization of operating loss carryforwards. The effective income tax rate in 1996 was 6.4% compared to 12.6% in 1995 due to recognition of a deferred income tax benefit. See (Note 5) to the consolidated financial statements.

The following table sets forth indicated items of cost in the consolidated Statements of Earnings as a percentage of net sales:
                                            Percentage of Net Sales
                                            -----------------------
                                          1996        1995        1994
                                        --------    --------    --------
Net sales                                 100.0       100.0       100.0
Cost of sales                              63.0        66.0        64.4
                                        --------    --------    --------
Gross profit                               37.0        34.0        35.6
                                        --------    --------    --------

Operating expenses:
     Selling                               18.8        16.2        19.6
     General & administrative               4.9         4.6         5.1
     Engineering, research & development    5.3         3.8         8.0
                                        --------    --------    --------
                                           29.0        24.6        32.7
                                        --------    --------    --------

Earnings from operations                    8.0         9.4         2.9
Other income (expense):
     Interest, net                          (.3)        (.4)        (.5)
     Miscellaneous                           .2          .4          .6
                                        --------    --------    --------
Earnings before income taxes
                                            7.9         9.4         3.0
Income tax expense                          0.5         1.2         0.1
                                        --------    --------    --------

Net earnings                                7.4         8.2         2.9
                                        ========    ========    ========

The following table sets forth sales (in thousands) by product classification:

                                   1996            1995           1994
                             --------------  --------------  --------------
Amistar machines,
    parts and service        $  6,140   26%  $  9,676   38%  $  8,106   45%
Private label machines         12,894   56%    12,398   49%     7,067   39%
Outside contracting             4,236   18%     3,287   13%     2.805   16%
                             --------  ----  --------  ----  --------  ----
                             $ 23,270  100%  $ 25,361  100%  $ 17,978  100%
                             ========  ====  ========  ====  ========  ====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------




The Board of Directors and Stockholders
Amistar Corporation:


We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






San Diego, California                By: /s/ KPMG Peat Marwick LLP
February 11, 1997

                             Amistar Corporation
                               and Subsidiaries
                        Consolidated Balance Sheets
December 31,                                           1996         1995
----------------------------------------------------------------------------
Assets  (notes 3 & 4)
Current assets:
    Cash                                           $ 1,891,518  $ 1,982,483
    Trade accounts receivable, less allowance
      for doubtful accounts of $202,756 in 1996
      and $104,615 in 1995.                          5,901,504    4,545,456
    Inventories
        Raw materials                                  899,536    1,180,032
        Work in process                              2,061,751    1,416,471
        Finished goods                               2,165,756    2,535,396
                                                   ------------ ------------
           Total inventories                         5,127,043    5,131,899
                                                   ------------ ------------
    Demonstration equipment                            766,762    1,549,846
    Prepaid expenses                                   306,595      233,962
    Deferred income taxes (note 5 )                    658,000            -
                                                   ------------ ------------
           Total current assets                     14,651,422   13,443,646
                                                   ------------ ------------
Property and equipment, at cost
    Land                                               981,875      981,875
    Building                                         3,899,354    3,899,354
    Machinery and equipment                          5,511,021    5,157,981
    Computer equipment                                 514,071      310,233
    Leasehold improvements                              24,855       19,908
                                                   ------------ ------------
                                                    10,931,176   10,369,351
    Less accumulated depreciation and amortization  (5,981,737)  (5,878,227)
                                                   ------------ ------------
           Net property and equipment                4,949,439    4,491,124
                                                   ------------ ------------
Contracts receivable (note 2)                          465,742      330,889
Restricted cash (note 4)                             1,329,000    1,329,000
Other assets                                           154,963      147,617
                                                   ------------ ------------
                                                   $21,550,566  $19,742,276
                                                   ============ ============
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                               $   539,455  $   510,976
    Accrued payroll and related costs                  416,520      398,897
    Accrued liabilities                                728,973      793,256
    Customer deposits                                        -      105,356
    Estimated product installation and warranty
      costs                                            150,000      150,000
    Accrued commissions                                601,116      392,662
    Income taxes payable (note 5)                      276,937      277,999
                                                   ------------ ------------
           Total current liabilities                 2,713,001    2,629,146
Industrial development bonds (note 4)                4,500,000    4,500,000

Shareholders' equity (note 6):
    Preferred stock, $.01 par value.  Authorized
        2,000,000 shares; none outstanding                 -            -
    Common stock, $.01 par value.  Authorized
        20,000,000 shares; 3,228,250 shares
        issued and outstanding in 1996 and
        3,227,000 in 1995                               32,282       32,270
    Additional paid-in capital                       4,825,405    4,822,761
    Retained earnings                                9,479,878    7,758,099
                                                   ------------ ------------
           Total shareholders' equity               14,337,565   12,613,130
                                                   ------------ ------------
Commitments  (note 7)
                                                   $21,550,566  $19,742,276
                                                   ============ ============

See accompanying notes to consolidated financial statements.

                             Amistar Corporation
                               and Subsidiaries
           Consolidated Statements of Earnings and Retained Earnings

Years ended December 31,                  1996        1995          1994
----------------------------------------------------------------------------
Net sales                           $23,270,402   $25,360,959   $17,977,756
Cost of sales                        14,633,993    16,732,141    11,583,948
                                    ------------  ------------  ------------
Gross profit                          8,636,409     8,628,818     6,393,808
                                    ------------  ------------  ------------

Operating expenses:
   Selling                            4,402,427     4,109,327     3,526,237
   General & administrative           1,144,561     1,170,599       920,058
   Engineering, research &
      development                     1,234,212       951,267     1,430,688
                                    ------------  ------------  ------------
                                      6,781,200     6,231,193     5,876,983
                                    ------------  ------------  ------------

Earnings from operations              1,855,209     2,397,625       516,825

Other income (expense):
   Interest expense                    (171,061)     (193,790)     (146,439)
   Interest income                      103,616        95,034        64,335
   Miscellaneous                         51,015        77,683       122,586
                                    ------------  ------------  ------------

Earnings before income taxes          1,838,779     2,376,552       557,307
Income taxes  (note 5)                  117,000       300,000        37,000
                                    ------------  ------------  ------------

Net earnings                          1,721,779     2,076,552       520,307

Retained earnings, beginning of year  7,758,099     5,681,547     5,161,240
                                    ------------  ------------  ------------
Retained earnings, end of year        9,479,878     7,758,099     5,681,547
                                    ============  ============  ============


Earnings per common share           $      0.53   $      0.65   $      0.17
                                    ============  ============  ============

See accompanying notes to consolidated financial statements.

                              Amistar Corporation
                                and Subsidiaries
                    Consolidated Statements of Cash Flows
Years ended December 31,                                         1996          1995         1994
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                             $ 1,721,779   $ 2,076,552   $   520,307
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                              439,056       377,155       587,143
     Gain on sale of equipment                                   (8,700)      (24,410)      (40,058)
     Provision for deferred income taxes                       (658,000)            -             -
     Changes in assets and liabilities:
        Trade accounts receivable                            (1,356,048)     (308,941)   (1,174,096)
        Inventories                                            (124,335)      439,935    (2,017,058)
        Demonstration equipment                                 783,084    (1,001,310)      (92,536)
        Prepaid expenses                                        (72,633)      (14,270)       43,611
        Contracts receivable                                   (134,853)      (74,389)      (66,539)
        Other assets                                             (7,346)       75,571       (53,367)
        Accounts payable                                         28,479      (122,156)      263,005
        Accrued payroll and related costs                        17,623       105,928       106,212
        Accrued liabilities                                     (64,283)      250,403       139,906
        Customer deposits                                      (105,356)     (502,946)      586,229
        Accrued commissions                                     208,454       237,530        64,853
        Income taxes payable                                     (1,062)      215,631        10,195
                                                             ------------  ------------  -----------
   Net cash provided by (used in) operating activities          665,859     1,730,283    (1,122,193)
                                                             ------------  ------------  -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                8,700        24,410       150,441
   Capital expenditures                                        (768,180)      (48,185)      (95,741)
                                                             ------------  ------------  -----------
   Net cash provided by (used in) investing activities         (759,480)      (23,775)       54,700
                                                             ------------  ------------  -----------
Cash flows from financing activities:
   Restricted cash                                                    -    (1,329,000)            -
   Industrial development bond costs                                  -      (118,372)            -
   Common stock issued upon exercise of stock options             2,656        51,937        50,094
                                                             ------------  ------------  -----------
   Net cash used in financing activities                          2,656    (1,395,435)       50,094
                                                             ------------  ------------  -----------

Net increase (decrease) in cash                                 (90,965)      311,073    (1,017,399)
Cash at the beginning of the year                             1,982,483     1,671,410     2,688,809
                                                            ------------  ------------  ------------
Cash at the end of the year                                 $ 1,891,518   $ 1,982,483   $ 1,671,410
                                                            ============  ============  ============

Supplemental disclosure of cash flow information
Cash paid during the year for:
   Interest                                                 $   172,904   $   193,790   $   146,439
                                                            ============  ============  ============
   Income taxes                                             $   777,000   $    86,973   $     7,436
                                                            ============  ============  ============
Supplemental disclosure of non-cash investing activities:

        The Company transferred inventory valued at $129,191 to property and equipment during 1996, and transferred property and equipment valued at $167,030 to inventory for resale during 1994.


See accompanying notes to consolidated financial statements.

                                                  16

                            Amistar Corporation
                              and Subsidiaries
                Notes to Consolidated Financial Statements
                     Three years ended December 31, 1996

(1)  Summary of Significant Accounting Policies

Description of Business
-----------------------
Amistar Corporation (the Company) manufactures and markets productivity-enhancement machinery for the electronics industry. In addition, the Company is a contract assembler of printed circuit board assemblies. The Company's customers are predominately located in the United States and Europe. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers except for the Private Label Equipment line as disclosed in
Note 11.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation
(FSC). All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------
The Company recognizes sales revenues upon shipment of machinery and parts and upon performance of billable service labor. At the time of shipment, the Company also provides for all estimated non-billable installation, training and warranty repair costs to be incurred subsequent to the date of revenue recognition.

Inventories
-----------
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for obsolescence.

Demonstration Equipment
-----------------------
Demonstration equipment represents short-term transfers of inventory for purposes of participating in trade shows and demonstrations with customers. This equipment is typically sold or returned to inventory within six months.

Property and Equipment
----------------------
Machinery, equipment and computer equipment are depreciated and amortized using the straight-line method over four to seven-year lives. Leasehold improvements are amortized using the straight-line method over the lives of the related leases. The building is depreciated using the straight-line method over 40 years.

Deferred Bond Refinancing Costs
-------------------------------
Costs incurred in connection with refinancing the Industrial Development bonds are amortized on a straight-line basis over the life of the bonds. Deferred costs are included in prepaid expenses and other assets.

Research and Development Costs
------------------------------
Research and development costs are expensed in the period incurred.

Income Taxes
------------
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            Amistar Corporation
                               and Subsidiaries
            Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies (continued)

Earnings per Common and Common Equivalent Share
-----------------------------------------------
Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during each period. There were no common equivalent shares included in the calculations as their effect would be immaterial or anti-dilutive.

Use of Estimates
----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

Foreign Currency Translation
----------------------------
The accounts of foreign subsidiaries are measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expense in the Statements of Earnings.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of cash, trade accounts receivable, accounts payable, accrued payroll and related costs and accrued liabilities approximate their fair values because of the short maturity of those instruments. The carrying amount of contracts receivable approximate their fair value due to the related interest rate being at market rates. The carrying amount of the Company's Industrial Development Bonds approximates fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------
The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(2)  Contracts Receivable

The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts at rates ranging from 9% to 13%. The balance due after one year is recorded as a non-current asset, amounts due within one year are included in trade accounts receivable.

                            Amistar Corporation
                              and Subsidiaries
            Notes to Consolidated Financial Statements, Continued

(3)  Revolving Credit Line

In October 1995, the Company established a $2,000,000 revolving line of credit with a bank to finance short-term working capital. The terms provide for interest payable at the bank reference rate (8.25% at December 31, 1996) plus 1%, and is secured by substantially all assets of the Company and matures in September 1997. During 1996 and 1995, no amounts had been advanced on this line.

(4)  Industrial Development Bonds

The Company financed the construction of a manufacturing and office facility in San Marcos, California, with $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (3.75% at December 31, 1996) with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest-bearing cash collateral account in order to meet a loan to value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in prepaid expenses and other assets. The bond costs will be amortized over the term of the bonds. Deferred bond refinancing costs were approximately $125,000 and $118,000 at December 31, 1996 and 1995, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

(5)  Income Taxes

Income taxes consists of the following:

                         Federal      State      Foreign     Total
                       ----------  ----------  ----------  ----------
1996
       Current         $ 564,000   $ 165,000   $  46,000   $ 775,000
       Deferred         (505,000)   (153,000)          -    (658,000)
                       ----------  ----------  ----------  ----------
                       $  59,000   $  12,000   $  46,000   $ 117,000
                       ==========  ==========  ==========  ==========
1995:
       Current         $ 264,000   $   7,000   $  29,000   $ 300,000
       Deferred                -           -           -           -
                       ----------  ----------  ----------  ----------
                       $ 264,000   $   7,000   $  29,000   $ 300,000
                       ==========  ==========  ==========  ==========
1994:
       Current                 -           -   $  37,000   $  37,000
       Deferred                -           -           -           -
                       ----------  ----------  ----------  ----------
                       $       -   $       -   $  37,000   $  37,000
                       ==========  ==========  ==========  ==========

                            Amistar Corporation
                              and Subsidiaries
         Notes to Consolidated Financial Statements, Continued

(5)  Income Taxes (continued)

Actual income taxes for 1996, 1995 and 1994 differ from "expected" income taxes for those years (computed by applying the maximum U.S. federal statutory rate of 34% to earnings before income taxes) as follows:

                                             1996       1995         1994
                                          ----------  ----------  ----------

Income taxes (federal statutory rate)     $ 625,000   $ 808,000   $ 190,000
State and foreign income taxes,
   net of federal income tax benefit         54,000      34,000      37,000
Decrease in valuation allowance            (641,000)   (420,000)   (370,000)
Other, net                                   79,000    (122,000)    180,000
                                          ----------  ----------  ----------
                                          $ 117,000   $ 300,000   $  37,000
                                          ==========  ==========  ==========

The tax effects of significant temporary differences which comprise deferred tax assets and liabilities consist of the following:

                                                     1996        1995
                                                 ----------   ----------
Deferred tax assets:
   Allowance for doubtful accounts               $  81,000    $  42,000
   Reserve for returns                              30,000       30,000
   Warranty reserves                                60,000       60,000
   Inventory reserves                              381,000      426,000
   Depreciation and amortization                    75,000          -
   Self insurance                                      -         30,000
   Accrued vacation                                 16,000       18,000
   Other                                            19,000       69,000
                                                 ----------   ----------
       Gross deferred tax assets                   662,000      675,000
                                                 ----------   ----------

Deferred tax liabilities:
   Depreciation and amortization                       -         26,000
   Other                                             4,000        8,000
                                                 ----------   ----------
       Gross deferred tax liabilities                4,000       34,000
                                                 ----------   ----------

Net deferred tax asset before valuation allowance  658,000      641,000
                                                 ----------   ----------
Valuation allowance                                    -       (641,000)
                                                 ----------   ----------
Net deferred tax asset                           $ 658,000    $     -
                                                 ==========   ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

                             Amistar Corporation
                               and Subsidiaries
         Notes to Consolidated Financial Statements, Continued

(6)  Stock Options

In February 1984, the Company's Board of Directors and common shareholders approved the 1984 Employee Stock Option Plan, which permitted the issuance to employees of the Company and its subsidiaries of up to 340,000 incentive stock options or non-qualifying stock options. Specific terms of the options were determined by a committee of the Board; however, no options could be granted at less than the fair market value of the common stock, nor for terms exceeding ten years, or ten years and one month for non-qualifying stock options. This plan expired in February 1994. At December 31, 1996, there were 7,000 options outstanding at $2.125 of which all were exercisable.

At the annual meeting held on May 4, 1994, shareholders approved the 1994 Employee Stock Option Plan which succeeded the 1984 plan. The 1994 plan permits the issuance to employees of the Company and its subsidiaries of up to 310,000 incentive stock options at no less than the fair market value of the common stock. Specific terms of the options are similar to that of the 1984 plan. Options for 5,000 shares at $2.4375 have been granted under the 1994 plan of which, 1,250 are currently exercisable.

The following reflects stock option activity:

                                 Year Ended December 31,
                         ---------------------------------
                             1996         1995         1994
                         ----------   ----------   ----------
Options exercised            1,250       37,250       57,250
                         ==========   ==========   ==========

Options expired                -          5,000        5,750
                         ==========   ==========   ==========

Exercise price range:
   From                  $  2.1250    $  1.3125    $  0.8750
                         ==========   ==========   ==========
   To                    $  2.1250    $  2.1250    $  0.8750
                         ==========   ==========   ==========

Amistar adopted the disclosure-only option under SFAS No. 123, accounting for Stock-Based Compensation, as of December 31, 1996. If the accounting provisions of the new Statement had been adopted as of the beginning of 1996, the effect on 1996 net earnings would have been immaterial. Further, based on current and anticipated use of stock options, it is not envisioned that the impact of the Statement's accounting provisions would be material in any future period.

(7)  Commitments

The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $242,000 for 1996, $241,000 for 1995, and $250,000 for 1994 and includes expense on certain month-to-month leases which are expected to be renewed in the normal course of operations.

A summary of future minimum lease payments under non-cancelable operating leases follows:

            Year Ending December 31:
            -------------------------
            1997              95,000
            1998              81,000
            1999              85,000
            2000              85,000
            2001              22,000
                        -------------
                        $    368,000
                        ==============

                            Amistar Corporation
                              and Subsidiaries
           Notes to Consolidated Financial Statements, Continued

(8)  Related Party Transactions

The Company purchases certain electronic components from Marshall Industries. Gordon Marshall, a director of the Company, is Chairman of the Board of Marshall Industries. During fiscal 1996, 1995, and 1994, such purchases totaled $683,000, $652,000 and $105,000, respectively. The Company acts as a subcontractor to Marshall Industries through its Contract Assembly Group. Sales to Marshall in 1996 were $924,000, $504,000 in 1995, and $1,268,000 in 1994. Accounts receivable from Marshall as of December 31, 1996 and 1995 were $87,000 and $99,000, respectively.

The Company sells its products to Automation, Ltd., which is the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company, is Managing Director of Automation, Ltd. Net sales to Automation, Ltd. aggregated $82,000, $115,000, and $690,000 for 1996,
1995, and 1994, respectively. Accounts receivable from Automation, Ltd. was $24,000 at December 31, 1996, and $35,000 at December 31, 1995.

(9)  401(k)

In 1982, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the maximum allowable under the limits of Internal Revenue Code Sections 415, 401(k) and 404. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed in 1996, 1995, and 1994 were approximately $73,000, $59,000, and $52,000, respectively.

(10)  Foreign Operations and Export Sales
The following table summarizes the Company's foreign operations and export sales
(unaudited, amounts in thousands):

                             United                 Asia and
                             States       Europe    Elsewhere   Consolidated
                            --------   ----------   ---------   ------------
1996
----
Net sales                   $ 19,497    $  3,350    $    423    $ 23,270
                            =========   =========   =========   =========
Earnings from operations       1,554         267          34       1,855
                            =========   =========   =========   =========

Identifiable assets at
    December 31,1996          19,434       2,080          37      21,551
                            =========   =========   =========   =========

1995
----
Net sales                   $ 18,724    $  6,200    $    437    $ 25,361
                            =========   =========   =========   =========
Earnings from operations       1,770         587          41       2,398
                            =========   =========   =========   =========

Identifiable assets at
    December 31, 1995         17,956       1,768          18      19,742
                            =========   =========   =========   =========

1994
----
Net sales                   $ 12,866    $  4,558    $    554    $ 17,978
                            =========   =========   =========   =========
Earnings from operations         370         131          16         517
                            =========   =========   =========   =========

Identifiable assets at
    December 31, 1994         13,999       3,320         110      17,429
                            =========   =========   =========   =========

Included in assets are amounts due from foreign customers aggregating approximately $834,000 at December 31, 1996, $1,088,000 at December 31, 1995, and $1,472,000 at December 31, 1994.

                            Amistar Corporation
                              and Subsidiaries
          Notes to Consolidated Financial Statements, Continued

(11)  Business Concentrations

The Company distributes the majority of the Private Label products, which represented 56% of total sales in 1996 , 49% in 1995, and 39% in 1994 under a long-term OEM supply agreement originally dated 1987 and revised in 1995, and as a result, has significant dependence on this supplier. The agreement provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe. A change in suppliers, however, could cause a possible loss of sales and or change in gross margins, which could affect operating results adversely.

Most of the Company's customers are located in the United States and Europe. Sales to one customer represented 16% of total sales in 1996 and 10% in 1995. No sales to a single customer represented more than 10% in 1994. The company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 24, 1997, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5 to 8 of the Company's definitive Proxy Statement, dated March 24, 1997, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's definitive Proxy Statement, dated March 24, 1997, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated herein by reference the information from the section entitled "Certain Transactions" on Page 10 of the Company's definitive Proxy Statement, dated March 24, 1997, filed with the Securities and Exchange Commission.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

          1.    Independent Auditors' Report
                Consolidated Financial Statements:
                  Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Earnings and Retained Earnings -
                    Years ended December 31, 1996, 1995, and 1994
                  Consolidated Statements of Cash Flows - Years ended
                    December 31, 1996, 1995, and 1994
                  Notes to Consolidated Financial Statements - Three years
                    ended December 31, 1996

          2. The following Consolidated Financial Statement Schedules as of and for the years ended December 31, 1996, 1995 and 1994 are submitted herewith:
                  Schedule II - Valuation and Qualifying Accounts
                  All other schedules are omitted because they are not applicable or not required.

          3.    Exhibits:

          3.1 Restated Articles of Incorporation of Registrant, as amended.
          3.2   Bylaws of Registrant, as amended.*

          10.1 Lease dated July 30, 1982, between Registrant (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454*
          10.2 Export Distributorship Agreement dated August 17, 1981 between the Registrant and Automation Ltd. (England, Scotland, Wales and Ireland).*
          10.3 Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.*
          10.4 Form of Contract for Sales Representatives used in the United States.*
          10.5 Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.***
          10.6 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**
          10.7 Deed of Trust with assignment of rents and promissory note dated September 21,1984, with respect to the purchase of land in San Marcos, California.***
          10.8 Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos on December 19, 1985.***
          10.9    Bank agreement dated November 19, 1984.*****
          10.10   Amendments to the stock option plan.****
          10.11   Form of Indemnity Agreement*****
          10.12   1994 Employee Stock Option Plan******
          22.1    List of Subsidiaries*
          23.1    Independent Auditors' Consent and Report on Schedules
     -------------------------

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

    ******This exhibit is incorporated by reference of the Company's Registration Statement of Form -S-8 filed February 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  AMISTAR CORPORATION



                                  By: /s/ Stuart C. Baker
                                     -------------------------------
                                          Stuart C. Baker
                                          President


Date:  March  14, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.




    By: /s/ Stuart C. Baker       President and Director        March 14, 1997
------------------------------
    Stuart C. Baker



    By: /s/ William W. Holl       Vice President of Finance     March 14, 1997
------------------------------    and Administration, Treasurer
    William W. Holl               Secretary and Director (Chief
                                  Financial and Accounting Officer)



    By: /s/ Carl C. Roecks        Director                      March 14, 1997
------------------------------
    Carl C. Roecks



    By: /s/ Gordon S. Marshall    Director                      March 14, 1997
------------------------------
    Gordon S. Marshall



    By: /s/ Richard A. Butcher    Director                      March 14, 1997
------------------------------
    Richard A. Butcher

                            Amistar Corporation
                              and Subsidiaries


                                 Schedule II
                     Valuation and Qualifying Accounts

                     Three years ended December 31, 1996


     Column A     Column B           Column C         Column D    Column E
---------------  ----------  ----------------------  ----------  -----------
                                     Additions
                             ----------------------
                 Balance at  Charged to     Charged                 Balance
                 beginning   costs and     to other                  at end
   Description   of period    expenses     accounts   Deductions   of period
---------------  ----------  ----------------------  ----------  -----------

Allowance for doubtful
   accounts:

        1996     $ 104,615   $ 100,000    $   1,837  $   3,696 (a) $ 202,756
                 =========   =========   ==========   ========     =========
        1995       111,614         -         13,018     20,017 (a)   104,615
                 =========   =========   ==========   ========     =========
        1994        83,103      58,004          -       29,493 (a)   111,614
                 =========   =========   ==========   ========     =========


Estimated product installation
   and warranty costs (b):

        1996     $ 150,000   $ 914,161   $      -     $ 914,161    $ 150,000
                 =========   =========   ==========   =========    =========
        1995       150,000     805,714          -       805,714      150,000
                 =========   =========   ==========   =========    =========
        1994      150,000      993,072          -       993,072      150,000
                 =========   =========   ==========   =========    =========

(a)    Accounts written off as uncollectible.
(b) Total cost of service, which includes trade shows, customer demonstrations, product support and training, as well as warranty and installation expense.