Form 10-Q
period 1997-03-31
AMISTAR CORP
filed 1997-05-15
CIK 741559

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                     Form 10-Q

                    Quarterly Report pursuant to Section 13 or 15(d)
                              of the Securities Act of 1934



For the quarter ended                      Commission File No. 0-13403
   March 31, 1997

----------------------------------------------------------------------------
                             AMISTAR CORPORATION
         (Exact name of registrant as specified in its Charter)
----------------------------------------------------------------------------

     State of California                                95-2747332
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                      Identification No.)



       237 Via Vera Cruz                                 92069
    San Marcos, California                            (Zip Code)
(Address of principle executive offices)

                                 (760) 471-1700
           (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  x   No __


          Class                           Outstanding at May 9,1997

Common Stock $.01 Par value                        3,235,250

Part 1.
Item 1. Financial Statement

                            Amistar Corporation
                              and Subsidiaries
                          Condensed Balance Sheets
                              (In thousands)

                                                  MARCH 31,*     DEC. 31,
                                                     1997          1996
                                                   --------      --------
ASSETS
Current assets:
   Cash                                            $  2,324      $  1,892
   Accounts receivable, net                           5,076         5,901
   Inventories                                        5,729         5,127
   Demonstration equipment                              715           767
   Prepaid expenses                                     433           306
   Deferred income taxes                                658           658
                                                   --------      --------
   Total current assets                              14,935        14,651

Property & equipment, net                             5,174         4,949

Contracts receivable                                    397           466
Restricted cash                                       1,329         1,329
Other                                                   149           156
                                                   --------      --------
                                                   $ 21,984      $ 21,551
                                                   ========      ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities          $  2,339      $  2,436
   Income taxes payable                                 457           277
                                                   --------      --------
Total current liabilities                             2,796         2,713

   Industrial development bond                        4,500         4,500

Shareholders' equity
  Common stock                                           32            32
  Paid in capital                                     4,840         4,826
  Retained earnings                                   9,816         9,480
                                                   --------      --------
  Total shareholders' equity                         14,688        14,338

                                                   $ 21,984      $ 21,551
                                                   ========      ========



*Unaudited
See accompanying notes to financial statements.

                             Amistar Corporation
                              and Subsidiaries
                       Condensed Statements of Earnings
           (Unaudited and In thousands, except per share amounts)

 Three Months Ended March 31,                 1997         1996
------------------------------------------------------------------

Net sales                                 $   6,415     $   4,873

Cost of sales                                 4,105         3,058
                                          ----------    ----------
Gross profit                                  2,310         1,815

Operating expenses:
  Selling costs                               1,132           932
  General & administrative                      266           248
  Research & development                        388           294
                                          ----------    ----------
                                              1,786         1,474

Earnings from operations                        524           341

Other income (expense), net                      37            (9)
                                          ----------    ----------
Earnings before income taxes                    561           332

Income tax expense                              225           132
                                          ----------    ----------
Net earnings                              $     336     $     200
                                          ==========    ==========
Net income per share                      $    0.10     $    0.06
                                          ==========    ==========
Weighted average number of
  shares outstanding                      3,235,250     3,228,250
                                          ==========    ==========


See accompanying notes to financial statements.

                           Amistar Corporation
                             and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited and In thousands)

Three months ended March 31,                        1997         1996
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                   $    336      $    200

  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
     Depreciation & Amortization                      133            81
     Gain on sale of assets                           (39)            -

  Changes in assets & liabilities:
     Accounts receivable, net                         825           151
     Inventories                                     (602)          124
     Demonstration equipment                           52          (100)
     Prepaid expenses & other assets                 (120)         (150)
     Contracts receivable                              69            55
     Accounts payable & accrued liabilities           (97)         (571)
     Income taxes payable                             180           (67)
                                                  --------      --------
                                                      401          (477)

Cash provided (used) by operating activities          737          (277)

Cash flows from investing activities:
  Capital expenditures                               (358)         (252)
  Proceeds from sale of equipment                      39             -

Cash flows from financing activities:
  Common stock issued for stock options                14             3

Net increase (decrease) in cash                       432          (526)
Cash at the beginning of the period                 1,892         1,982
                                                  --------      --------
Cash at the end of the period                     $ 2,324       $ 1,456

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                   $    42       $    45
       Income tax                                 $    55       $   198


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

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of March 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three month period ending March 31, 1997, and 1996.

Note 3
The components of inventory are as follows:

                                   March 31,*      Dec. 31,
                                     1997            1996
                                 -----------     -----------

Raw Material                     $ 1,031,000     $   899,000
Work In Process                    2,292,000       2,062,000
Finished Goods                     2,406,000       2,166,000
                                 -----------     -----------
                                 $ 5,729,000     $ 5,127,000
                                 ===========     ===========

*Unaudited

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

                   Material Change in Financial Condition

Shareholders' equity in the Company increased $350,000 during the three month period ended March 31, 1997, primarily as a result of income from operations. This compares with the same period in the prior year when shareholders' equity increased $203,000 primarily as a result of income from operations. Accounts receivable decreased in relation to sales following a strong fourth quarter in 1996. Inventories increased as stock levels were replenished after the fourth quarter depletion in 1996. Expenditures for the quarter for property and equipment were $358,000, and consisted of surface mount machines for the contract assembly division and costs related to the new enterprise wide information system.

                            Amistar Corporation
                             and Subsidiaries
          Notes to Condensed Financial Statements, Continued

                Material Changes in Results of Operations

Net sales for the three months ended March 31, 1997, were $6,415,000 compared to $4,873,000 for the same period in the prior year. Sales of Amistar machines, private label products, and spare parts increased 26%, while sales of custom assembly increased 50%. The increase in sales of manufactured and private label products was primarily due to the continuing upturn in the computer memory module industry. The majority of machines sold were private label. Sales of contract assembly increased primarily as result of the expansion of operations at an additional location in Anaheim, California.

Gross margins as a percent of sales decreased to 36% compared to 37% for the same period in the prior year, resulting from a higher mix of contract assembly sales and partially offset by a more favorable exchange rate of the U.S. dollar versus the Japanese yen on private label sales.

Research and development expenses increased due to efforts related to feeders for the new high speed surface mount machine recently completed.








PART II.

Items 1-6 Non-Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMISTAR CORPORATION
                                           By/s/ William W. Holl
                                           ---------------------
                                           William W. Holl
                                           Vice President - Finance
                                           Chief Accounting Officer &
                                           Duly Authorized Officer

1

3