Form 10-Q
period 1997-06-30
AMISTAR CORP
filed 1997-08-13
CIK 741559

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  Form 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                            Commission File No. 0-13403
June 30, 1997
----------------------------------------------------------------------------

                             AMISTAR CORPORATION
                             -------------------
             (Exact name of registrant as specified in its Charter)
----------------------------------------------------------------------------

            State of California                               95-2747332
(State or other jurisdiction of Incorporation              (I.R.S. Employer
or organization)                                         Identification No.)



            237 Via Vera Cruz                                    92069
         San Marcos, California                                (Zip Code)
(Address of principle executive offices)


                               (760) 471-1700
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x   No
                                                     ---     ---

            Class                              Outstanding at August 8, 1997

 Common Stock $.01 Par Value                          3,236,500

Part 1.
Item 1. Financial Statement

                            Amistar Corporation
                              and Subsidiaries
                          Condensed Balance Sheets
                                (In thousands)

                                                     JUNE 30,*     DEC. 31,
                                                       1997          1996
                                                     ----------   ----------
ASSETS
Current assets:
   Cash                                              $   3,688    $   1,892
   Accounts receivable, net                              3,334        5,901
   Inventories                                           5,839        5,127
   Demonstration equipment                                 502          767
   Prepaid expenses                                        274          306
   Deferred income taxes                                   658          658
                                                     ----------   ----------
   Total current assets                                 14,295       14,651

Property & equipment, net                                5,166        4,949

Contracts receivable                                       362          466
Restricted cash                                          1,329        1,329
Other                                                      142          156
                                                     ----------   ----------
                                                     $  21,294    $  21,551
                                                     ==========   ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities            $   1,706    $   2,436
   Income taxes payable                                    119          277
                                                     ----------   ----------
Total current liabilities                                1,825        2,713

   Industrial development bond                           4,500        4,500

Shareholders' equity
  Common stock                                              32           32
  Paid in capital                                        4,843        4,826
  Retained earnings                                     10,094        9,480
                                                     ----------   ----------
  Total shareholders' equity                            14,969       14,338

                                                     $  21,294    $  21,551
                                                     ==========   ==========
*Unaudited
See accompanying notes to financial statements.

                            Amistar Corporation
                              and Subsidiaries
                     Condensed Statements of Earnings
           (Unaudited and In thousands, except per share amounts)

                           Three Months Ended         Six Months Ended
                                June 30,                   June 30,
                          1997           1996         1997          1996
                       -----------   -----------   -----------   -----------
Net sales              $    5,053    $    5,418    $   11,468    $   10,291

Cost of sales               3,160         3,430         7,265         6,488

Gross profit                1,893         1,988         4,203         3,803

Operating expenses:
  Selling costs             1,068         1,011         2,201         1,941
  General & administrative    257           246           522           496
  Research & development      281           354           669           648
                       -----------   -----------   -----------   -----------
                            1,606         1,611         3,392         3,085

Earnings from operations      287           377           811           718

Other income (expense), net    98           (18)          136           (26)
                       -----------   -----------   -----------   -----------

Earnings before income taxes  385           359           947           692

Income tax expense            108           144           333           276
                       -----------   -----------   -----------   -----------

Net earnings           $      277    $      215    $      614    $      416
                       ===========   ===========   ===========   ===========

Net income per share   $     0.09    $     0.07    $     0.19    $     0.13
                       ===========   ===========   ===========   ===========

Weighted average number of
  shares outstanding    3,236,500     3,228,250     3,236,500     3,228,250
                       ===========   ===========   ===========   ===========


See accompanying notes to financial statements.

                            Amistar Corporation
                              and Subsidiaries
                           Statements of Cash Flows
                         (Unaudited and In thousands)

Six months ended June 30,                               1997         1996
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                       $     614    $     416

  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Depreciation & Amortization                              267          184
  Gain on sale of assets                                   (39)         (69)

  Changes in assets & liabilities:
      Accounts receivable, net                           2,567         (415)
      Inventories                                         (712)         (31)
      Demonstration equipment                              265          334
      Prepaid expenses & other assets                       46          (45)
      Accounts payable & accrued liabilities              (730)        (514)
      Income taxes payable                                (158)        (113)
                                                     ----------   ----------
                                                         1,506         (669)

Cash provided (used) by operating activities             2,120         (253)

Cash flows from investing activities:
  Capital expenditures                                    (484)        (541)
  Proceeds from sale of equipment                           39           69

Cash flows from financing activities:
  Contracts receivable                                     104         (107)
  Common stock issued for stock options                     17            2

Net increase (decrease) in cash                          1,796         (830)
Cash at the beginning of the period                      1,892        1,982
                                                     ----------   ----------
Cash at the end of the period                        $   3,688    $   1,152

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                      $      85    $      89
       Income tax                                    $     314    $     384

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

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of June 30, 1997, and December 31, 1996, and the results of its operations and cash flows for the six month period ending June 30, 1997, and 1996.

Note 3
The components of inventory are as follows:

                                          June 30,*        Dec. 31,
                                             1997            1996
                                         ------------    ------------
Raw Material                             $ 1,023,000     $   899,000
Work In Process                            2,349,000       2,062,000
Finished Goods                             2,467,000       2,166,000
                                         ------------    ------------
                                         $ 5,839,000     $ 5,127,000
                                         ============    ============

*Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Material Change in Financial Condition

Shareholders' equity in the Company increased $614,000 during the six months ended June 30, 1997, primarily as a result of income from operations. This compares with the same period in the prior year when shareholders' equity increased $416,000 primarily as a result of income from operations. Cash grew significantly as accounts receivable decreased during the six months ended June 30, 1997, resulting from collections related to the strong fourth quarter in 1996. Inventories increased as stock levels were replenished after the fourth quarter depletion in 1996. Expenditures for the six months ended June 30, 1997, for property and equipment were $491,000, and consisted of surface mount machines for the contract assembly division and costs related to the new enterprise-wide information system.

                             Amistar Corporation
                              and Subsidiaries
             Notes to Condensed Financial Statements, Continued

                  Material Changes in Results of Operations

Net sales for the three months ended June 30, 1997, were $5,053,000 compared to $5,418,000 for the same period in the prior year. The decrease in sales was primarily due to fewer shipments of manufactured machines resulting from continuing engineering required on the new surface mount machine.

Research and development expenses decreased for the current quarter due to the completion of new feeders for the high speed surface mount machine.

Other income increased in the three months ended June 30, 1997, due to the recognition of deferred interest income on a contract receivable that was paid off.






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