Form 10-Q
period 1997-09-30
AMISTAR CORP
filed 1997-11-14
CIK 741559

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934



For the quarter ended                           Commission File No. 0-13403
September 30, 1997

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _x_   No ___


           Class                           Outstanding at November 12, 1997

  Common Stock $.01 Par Value                             3,236,500

Part 1.
Item 1. Financial Statement

                              Amistar Corporation
                                and Subsidiaries
                            Condensed Balance Sheets
                                 (In thousands)

                                                SEPT 30,*      DEC. 31,
                                                  1997          1996
                                               ---------      ---------
ASSETS
Current assets:
   Cash                                        $  3,414       $  1,892
   Accounts receivable, net                       3,509          5,901
   Inventories                                    5,357          5,127
   Demonstration equipment                          429            767
   Prepaid expenses                                 261            306
   Deferred income taxes                            658            658
   Total current assets                          13,628         14,651
                                               ---------      ---------
Property & equipment, net                         5,217          4,949

Contracts receivable                                652            466
Restricted cash                                   1,329          1,329
Other                                               139            156
                                               ---------      ---------

                                               $ 20,965       $ 21,551
                                               =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities      $  1,625       $  2,436
   Income taxes payable                             -              277
                                               ---------      ---------
Total current liabilities                         1,625          2,713

   Industrial development bond                    4,500          4,500

Shareholders' equity
  Common stock                                       32             32
  Paid in capital                                 4,843          4,826
  Retained earnings                               9,965          9,480
                                               ---------      ---------
  Total shareholders' equity                     14,840         14,338

                                               $ 20,965       $ 21,551
                                               =========      =========

*Unaudited
See accompanying notes to financial statements.


                              Amistar Corporation
                               and Subsidiaries
                        Condensed Statements of Earnings
             (Unaudited and In thousands, except per share amounts)
                                 Three Months Ended         Nine Months Ended
                                       Sept 30,                  Sept 30,
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------
Net sales                      $   4,454    $   5,806    $  15,922    $  16,097

Cost of sales                      3,116        3,745       10,382       10,232
                               ----------   ----------   ----------   ----------

Gross profit                       1,338        2,061        5,540        5,865

Operating expenses:
  Selling costs                      948        1,050        3,149        2,991
  General & administrative           248          254          770          749
  Research & development             354          313        1,023          962
                               ----------   ----------   ----------   ----------
                                   1,550        1,617        4,942        4,702

Earnings (loss) from operations     (212)         444          598        1,163

Other income (expense), net           (3)         (15)         134          (42)
                               ----------   ----------   ----------   ----------

Earnings (loss) before
   income taxes                     (215)         429          732        1,121

Income tax expense (benefit)         (86)         172          247          448
                               ----------   ----------   ----------   ----------

Net earnings (loss)            $    (129)   $     257    $     485    $     673
                               ==========   ==========   ==========   ==========

Net income (loss) per share    $   (0.04)   $    0.08    $    0.15    $    0.21
                               ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding           3,236,500    3,228,250    3,236,500    3,228,250

See accompanying notes to financial statements.

                                      3


                              Amistar Corporation
                               and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited and In thousands)

Nine months ended September 30,                          1997         1996
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                         $   485      $   673

  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
  Depreciation & Amortization                              424          311
  Gain on sale of assets                                   (39)         (69)

  Changes in assets & liabilities:
      Accounts receivable, net                           2,392         (513)
      Inventories                                         (230)         197
      Demonstration equipment                              338          538
      Prepaid expenses & other assets                       62          (96)
      Accounts payable & accrued liabilities              (811)        (453)
      Income taxes payable                                (277)         (29)
                                                      ---------    ---------
                                                         1,860         (114)

Cash provided by operating activities                    2,344          559

Cash flows from investing activities:
  Capital expenditures                                    (692)        (621)
  Proceeds from sale of equipment                           39           69

Cash flows from financing activities:
  Contracts receivable                                    (186)         (30)
  Common stock issued for stock options                     17            2

Net increase (decrease) in cash                          1,522          (21)
Cash at the beginning of the period                      1,892        1,982
                                                      ---------    ---------
Cash at the end of the period                         $  3,414     $  1,961

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                       $    131     $    157
       Income tax                                     $    524     $    443



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

Note 2
In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring, necessary to present fairly its financial position as of September 30, 1997, and December 31, 1996, and the results of its operations and cash flows for the nine month period ending September 30, 1997, and 1996.

Note 3
  The components of inventory are as follows:

                                      Sept. 30,*             Dec. 31,
                                        1997                   1996
                                  ---------------       ---------------
  Raw Material                     $     939,000         $     899,000
  Work In Process                      2,154,000             2,062,000
  Finished Goods                       2,264,000             2,166,000
                                  ---------------       ---------------
                                   $   5,357,000         $   5,127,000
                                  ===============       ===============

*Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Material Change in Financial Condition

Shareholders' equity in the Company increased $502,000 during the nine months ended September 30, 1997, primarily as a result of income from operations. This compares with the same period in the prior year when shareholders' equity increased $673,000 primarily as a result of income from operations. Cash grew significantly as accounts receivable decreased during the nine months ended September 30, 1997, resulting from a lower level of monthly sales than experienced in December 1996. Inventories increased as stock levels were replenished after the fourth quarter depletion in 1996. Expenditures for the nine months ended September 30, 1997, for property and equipment were $692,000, and consisted of surface mount machines for the contract assembly division and costs related to the new enterprise-wide information system.

                              Amistar Corporation
                               and Subsidiaries
              Notes to Condensed Financial Statements, Continued

                  Material Changes in Results of Operations

Net sales for the three months ended September 30, 1997, were $4,454,000 compared to $5,806,000 for the same period in the prior year. The decrease in sales was primarily due to fewer shipments of manufactured machines resulting from continuing engineering required on the new surface mount machine. In addition, the private label machine sales were impacted by delays in delivery of the newest machine models from its offshore supplier.

Gross margin for the current quarter decreased as a percentage of sales due to a higher mix of contract assembly sales, which currently produce a lower margin than machine division sales.

Other income increased in the nine months ended September 30, 1997, due to the recognition of deferred interest income on a contract receivable that was paid off






PART II.

Items 1-6 Non-Applicable


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMISTAR CORPORATION

                                              By/s/William W. Holl
                                                 -----------------

                                              William W. Holl
                                              Vice President - Finance
                                              Chief Accounting Officer &
                                              Duly Authorized Officer