Form 10-K
period 1997-12-31
AMISTAR CORP
filed 1998-03-24
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____to____ Commission file number 0-13403

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

                               Title of each class
                        --------------------------------
                             Common Stock, Par Value
                                 $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES ( X ) NO (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on February 27, 1998: $8,243,625.

     The number of shares outstanding of registrant's Common Stock as of February 27, 1998: 3,236,500 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference:
          PART III Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 6, 1998 filed with the Securities and Exchange Commission.

                      AMISTAR CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I
 1. Business.................................................................. 3
 2. Properties................................................................ 8
 3. Legal Proceedings......................................................... 8
 4. Submission of Matters to a Vote of Security Holders....................... 8

PART II
 5. Market for Registrant's Common Stock and Related Stockholder Matters.......9
 6. Selected Financial Data...................................................10
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................11
 8. Financial Statements and Supplementary Data...............................15
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure .....................................................27

PART III
10. Directors and Executive Officers of the Registrant........................27
11. Executive Compensation....................................................27
12. Security Ownership of Certain Beneficial Owners and Management............27
13. Certain Relationships and Related Transactions............................27

PART IV
14. Exhibits, Financial Statement Schedule and Reports on Form 8-K............27

                                     PART I

ITEM 1. BUSINESS

     Amistar Corporation (the Company) designs, develops, manufactures, markets and services a variety of automatic equipment used to assemble electronic components to printed circuit boards. Amistar's Manufacturing Services Division
(AMS) provides manufacturing services to companies who outsource the manufacturing of their electronic products.

     Printed circuit assemblies, which are the basis for most all-electronic products, start with a printed circuit board (PCB), to which electronic components are assembled. PCB's are commonly used by manufacturers of a wide variety of electronic systems and products to interconnect components. Typically, these boards contain conductive layers, holes that receive the leads of "through hole" components, pads on the board surface that provide a connection point for "surface mounted" components and interconnect layers that connect the various components to form an electrical network.

     The development of programmable and computer-controlled assembly equipment which offer increased speed and accuracy of assembly has resulted in general acceptance of electronics factory automation by electronic manufacturers of all sizes. The improved output and low insertion or placement error rate associated with assembly automation provide a cost-effective alternative to manual assembly.

     The physical characteristics of modern electronic devices and printed circuit boards are diverse. As a result, the design and manufacture of automatic assembly equipment is highly specialized. The majority of electronic devices fall into two general categories: surface mount devices (SMD) and leaded through hole components. Boards populated with surface mount devices are the most significant and fastest growing segment of the circuit assembly marketplace. Components come in a large range of sizes and configurations. Further, current printed circuit board designs are complex and use numerous component types that must be densely placed to minimize wasted space. Accordingly, automatic assembly equipment must be sufficiently flexible to adjust to a wide variety of components and product designs.

Financial Information Relating to Industry Segments
---------------------------------------------------

     The Company's operations include two business segments: manufacture and distribution of machines and accessories for assembly of electronic products and contract electronic manufacturing services.

     Information concerning the Company's operations for the two segments are found in note 10 to the consolidated financial statements.

Products
--------

     The Company's current machine product line features six models designed for the latest SMD assembly technologies. Amistar's machine model specifications were chosen to serve a broad range of market requirements. Each model offers a wide range of application-specific tools, device handlers, feeders and placement heads. Different models offer a range of production speeds, software and investment levels to meet a user's unique needs. This flexibility enables a user to order the model and features best suited to his assembly requirements.

     The Company's product line consists of manufactured products and distributed private label products. The primary manufactured products are the PlaceMaster(R) line, feeders utilized on the private label line and through-hole machine spare parts. The primary distributed products are the private label LaserPro(R) and PlacePro(R) lines. The private label products are distributed under an OEM supply agreement with a manufacturer in Japan, and as a result, has significant supply dependence. A change in the supplier's price or delivery could cause a loss of sales, changes in gross margins, or other consequences that could adversely affect operating results. The Company also distributes other products such as solder reflow ovens, solder paste printers, and conveying equipment.




Primary Surface Mount Assembly Machinery
----------------------------------------

          Product                        Characteristics                   Target Market
-------------------------------- ------------------------------- -------------------------------
PlaceMaster(R) Systems             Two robust models featuring     OEMs in Aerospace, Commercial
                                   integrated software for         Avionics, Defense and
                                   control, management             High-value assembly.
                                   information and process         Customers range from large
                                   control and data collection.    companies to small research
                                   Together, these machines can    laboratories.
                                   place virtually any surface
                                   mount component.
-------------------------------- ------------------------------- -------------------------------
PlacePro(R)Systems                 Four models that range from     Contract Assemblers ranging
                                   an "entry level" surface        from start-ups to high
                                   mount capability to an          volume, single product
                                   accurate and moderately fast    contractors with demanding
                                   machine favored by Memory       quality requirements.  These
                                   Device card assemblers.         machines are also attractive
                                                                   to smaller OEMs with a
                                                                   relatively limited product
                                                                   line.
-------------------------------- ------------------------------- -------------------------------


PlaceMaster(R) Systems

PlaceMaster(R)/CP
-----------------

     The PlaceMaster(R)/CP is a high speed SMD assembly system introduced in 1996. After extensive product redevelopment in response to a sluggish initial response from the marketplace, the PlaceMaster(R)/CP realized its first sale (to a Fortune 500 corporation) in late 1997. Network ready, the PlaceMaster(R)/CP offers customers a unique combination of integrated software, speed, placement accuracy and machine reliability that is of interest to higher-end market segments such as aerospace and avionics.

PlaceMaster(R)/FP
-----------------

     The PlaceMaster(R)/FP is a versatile SMD assembly machine that is among the most accurate machines available today. With the same software as the PlaceMaster(R)/CP, the PlaceMaster(R)/FP is particularly attractive to defense and space OEMs who are more concerned about process accuracy than throughput. Introduced in 1993, sales dropped after an initial rush due primarily to a shift in marketing focus and attention. Resuming with one sale in late 1997, the demonstration rate for this machine has equaled that of the PlaceMaster(R)/CP.

Amistar Manufacturing Services (AMS)
------------------------------------

     Amistar Manufacturing Services, a division of Amistar, provides electronic manufacturing services to OEMs in various product industries, such as medical, computer peripherals, audio/video, industrial, data networking, and telecommunications. The Company offers turnkey solutions by providing engineering services, materials procurement and management, surface mount board assembly, all levels of testing, final product and systems build, distribution and warranty depot support. Production volumes range from prototype and pre-production assemblies to thousands per month. Today, the Company operates two facilities, one in Anaheim, CA and one at the corporate facility in San Marcos, CA.

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

     During 1997, 1996 and 1995, the Company's engineering, research and development expenses were approximately $1,462,000, $1,234,000 and $951,000, respectively. Development efforts were focused in 1997 on enhancements to the PlaceMaster(R) models.

Customers and Marketing
-----------------------

     The Company's machine products are sold primarily to electronic manufacturers, both directly and through distributors. The Company's marketing strategy is to offer flexible equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price, performance, and reliability.

     Amistar markets its machine products in the United States through a network of strategically located sales offices and regional sales managers, which support independent manufacturer's representatives and direct sales personnel. The Company maintained a direct sales office in Switzerland from 1981 until 1997 and in Germany from 1990 until 1997. Internationally, the Company's products are also marketed through distributors who purchase the equipment for resale.

     In addition to the main sales and service center at the Company's headquarters in San Marcos, California, the Company maintains sales and service offices in Westford, Massachusetts and Warrenville, Illinois. The Company maintained sales and service offices in Wiesbaden, Germany and Wettingen, Switzerland through December 1997. In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its own direct sales and service offices in Germany and Switzerland. Amistar employs regional managers who support the sales efforts of distributors and representatives. In addition, the Company maintains a field staff of applications specialists who support the sales force by responding to complex technical and applications problems.

     The Company's Amistar Manufacturing Services division is marketed through a combination of Company personnel, electronics component distributors and outside representatives.

Dependence on a Single Customer
-------------------------------

     During 1997 and 1996, machine sales of $3,751,000 (or 16%) and $3,623,000
(or 16%) of total sales were made to Smart Modular Technologies, respectively.

Foreign Sales
-------------

     A portion of the Company's machine sales has traditionally been to foreign customers. Profitability and product mix of foreign sales are generally comparable to domestic sales. The Company is subject to the usual risks of international trade, including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three fiscal years.

(Dollars in thousands)          1997                    1996                   1995
                         --------------------    --------------------   --------------------
United States              $17,348       76%      $19,497       84%       $18,724       74%
Europe                       4,035       18%        3,350       14%         6,200       24%
South America\Canada         1,389        6%          240        1%           163        1%
Asia                            68        0%          183        1%           274        1%
                         ----------   -------   ----------    ------    ----------    ------
TOTALS                     $22,840      100%      $23,270      100%       $25,361      100%
                         ==========   =======   ==========    ======    ==========    ======

     Additional information regarding foreign operations can be found in note 10 to the consolidated financial statements.

     The Company's products can be freely exported to most countries under a general destination (G-Dest) export license from the U.S. Department of Commerce.

Service
-------

     The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company also provides service personnel for its customers at the Company's San Marcos, California, Warrenville, Illinois, Westford, Massachusetts, and Wettingen, Switzerland (until December 1997) offices.

Machine Manufacturing
---------------------

     Amistar's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts. The Company operates a machine shop in San Marcos, California.

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

Competition
-----------

     The Company competes with a number of domestic and foreign manufacturers of electronic component placement or insertion equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic competitors are Universal Instrument Corporation, a subsidiary of Dover Corporation, Zevatech and Quad. Amistar also faces competition from foreign companies, including Panasonic, Fuji, Mydata, Philips and Siemens.

     The Company believes that the key factors affecting the choice of an insertion or surface mount machine are reliability, speed, quality and speed of service, ability to detect errors, range of components inserted or placed, ease of programming and price.

     There are numerous companies, both large and small, who provide contract electronic circuit board assembly services.

Backlog
-------

     Customer machine order lead times are usually of a short duration. Current practice is to wait to place the purchase order until just before the equipment is required. The Company's private label inventory supply pipeline has been adequate to fulfill machine orders in a short lead time. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 1997 was $4,279,000, all of which is expected to be shipped during the next 12 months. Backlog was $2,460,000 at December 31, 1996.

Patents and Licenses
--------------------

     Amistar has been issued the following seven United States patents and has two applications pending:

               1)  Tape Feeder for A Surface Mount Placement System

               2)  Surface Mount Placement System

               3)  Surface Mounted Component Transport System

               4)  Pneumatic Feed System for Axial Lead Components

               5)  Automatic Part Positioning System

               6)  Cartridge Feed Mechanism for Axial Lead Component Inserter

               7) Multi-Jaw Centering Head Structure for Surface Mounted Component Placement Machines

     Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------

     During the week ending February 13, 1998, the Company had 167 full-time employees and 26 temporary employees. Of the total employees, 143 were employed in manufacturing, 27 in marketing and service, 13 in product development and 10 in administration and finance.

Year 2000 Issues
----------------

     During 1997, the Company implemented a new enterprise-wide client-server information system. This system has built-in features which are compatible with Year 2000 dating. Accordingly, the Company does not expect the Year 2000 issues to have a material impact to its operations or financial reporting system.

Forward Looking Statements
--------------------------

     This Annual Report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, success of research and development, customer acceptance of products, gross margin and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations and other factors.

ITEM 2.  PROPERTIES

     The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, machine manufacturing, electronic manufacturing services, and research and development offices are located in this building of 80,000 square feet which was completed in April of 1987.

     The Company leases a 14,000 square foot facility in Anaheim, California for a term of five years, expiring March 2001, at a current monthly rental rate of $6,580. This facility is utilized for Amistar Manufacturing Services. The Company also leases sales and services offices at the following locations:
Westford, Massachusetts, on a month-to-month term at a monthly rent rate of $600, Warrenville, Illinois, with a term of five years, expiring August 2002, at a current monthly rate of $2,177 and Wettingen, Switzerland with a term expiring March 1998 at a current monthly rent rate of $5,358.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS AND DIRECTORS

         Name               Age                    Title
         ----               ---                    -----

   Stuart C. Baker          66       Chairman of the Board, President and
                                     Director
   William W. Holl          67       Vice President of Finance, Treasurer,
                                     Secretary and Director
   Harry A. Munn            46       Vice President of Sales and Marketing
   Daniel C. Finn           41       Vice President of Engineering
   Carl C. Roecks           64       Director
   Richard A. Butcher       57       Director
   Gordon S. Marshall       78       Director


     Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

     Mr. Holl, a founder of the Company, has served the Company as a Director and as Treasurer and Secretary since its inception in 1971, and as Vice President of Finance since 1978.

     Mr. Munn has served the Company since 1985 and as Vice-President since
1997.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From May 11, 1984, when Amistar had its initial public offering, until June 18, 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. Since June 18, 1985 the Company's stock has traded on the NASDAQ/NMS (National Market System). The following table reflects the closing prices per share for the last two years:

              Quarter ended               High                   Low
              -------------               ----                   ---
              Mar. 31, 1997               4-7/8                  3
              Jun. 30, 1997               6-3/16                 3-1/2
              Sep. 30, 1997               6-3/16                 4
              Dec. 31, 1997               4-3/8                  3-1/8

              Mar. 31, 1996               9-1/8                  4-5/8
              Jun. 30, 1996               5                      3-3/4
              Sep. 30, 1996               4-1/8                  3
              Dec. 31, 1996               4-1/4                  3

* The prices indicated are as reported by the National Association of Security Dealers.

     The Company had approximately 100 shareholders of record on December 31, 1997, however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

     The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated Statements of Earnings Data:

                                                           Year Ended December 31,
                                          ---------------------------------------------------------
                                                    (In thousands, except per share data)

                                             1997        1996        1995        1994       1993
                                          ----------  ----------  ---------- ----------- ----------
Net sales                                  $ 22,840    $ 23,270    $ 25,361    $ 17,978   $ 16,225
Cost of sales                                14,738      14,634      16,732      11,584      9,891
                                          ----------  ----------  ---------- ----------- ----------
Gross profit                                  8,102       8,636       8,629       6,394      6,334
                                          ----------  ----------  ---------- ----------- ----------

Operating expenses:
     Selling                                  4,155       4,402       4,109       3,526      3,082
     General & administrative                 1,014       1,145       1,171         920        893
     Engineering, research & development      1,462       1,234         951       1,431      1,566
                                          ----------  ----------  ---------- ----------- ----------
                                              6,631       6,781       6,231       5,877      5,541

Income from operations                        1,471       1,855       2,398         517        793
Other income (expense):
     Interest, net                               86         (67)        (99)        (82)       (65)
     Miscellaneous                               41          51          78         122         91
                                          ----------  ----------  ---------- ----------- ----------
Earnings before income taxes
     and cumulative effect of change
      in accounting principle                 1,598       1,839       2,377         557        819
Income tax expense (benefit)                    505         117         300          37        (81)
                                          ----------  ----------  ---------- ----------- ----------
Earnings before cumulative effect
     of change in accounting principle        1,093       1,722       2,077         520        900
Cumulative effect of change in
     accounting for income taxes                  -           -           -           -        144
                                          ----------  ----------  ---------- ----------- ----------
Net earnings                               $  1,093    $  1,722    $  2,077   $     520   $  1,044
                                          ==========  ==========  ========== =========== ==========

Basic and diluted earnings per
     common share :
     Earnings before cumulative
     effect of change in accounting
     principle                             $   0.34    $   0.53    $   0.65   $    0.17   $   0.29
     Cumulative effect of change
     in accounting for income taxes               -           -           -           -       0.04
                                          ----------  ----------  ---------- ----------- ----------
Net earnings                               $   0.34    $   0.53    $   0.65   $    0.17   $   0.33
                                          ==========  ==========  ========== =========== ==========
Weighted-average shares
      outstanding (in thousands)              3,236       3,228       3,193       3,137      3,133
                                          ==========  ==========  ========== =========== ==========

Selected Consolidated Balance Sheet Data:

                                                               December 31,
                                         ----------------------------------------------------------

                                            1997        1996        1995        1994        1993
                                         ----------  ----------  ----------  ----------  ----------
Working capital                            $12,632     $11,938     $10,815      $5,291      $8,738
Total assets                                22,236      21,551      19,742      17,429      15,689
Long-term obligations                        4,500       4,500       4,500        -          4,500
Retained earnings                           10,573       9,480       7,758       5,682       5,161
Total shareholders' equity                  15,448      14,338      12,613      10,485       9,914

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      Quarter Ended,
                                  --------------------------------------------------
                                     3/31         6/30         9/30          12/31
                                  ----------   ----------   ----------    ----------
                                         (In thousands, except per share data)
         1997
Net sales                           $ 6,415      $ 5,053      $ 4,454       $ 6,918
Gross profit                          2,310        1,893        1,338         2,561
Net earnings (loss)                     337          277         (129)          608
Basic and diluted earnings
   (loss) per common share             0.10         0.09        (0.04)         0.19

         1996
Net sales                           $ 4,873      $ 5,418      $ 5,806       $ 7,173
Gross profit                          1,815        1,988        2,061         2,772
Net earnings                            200          215          257         1,050
Basic and diluted earnings
   per common share                    0.06         0.07         0.08          0.32


 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

1997 Compared to 1996
---------------------

     Sales decreased to $22,840,000, from $23,270,000 in 1996, a decrease of 2%. During the third quarter of 1997, sales were negatively impacted by delays in the delivery of the newest private label model from the Company's offshore supplier. This delay in delivery resulted in a shortage of its highest volume private label machine model. The Company also experienced sluggish sales in the Mid-West region during 1997.

     The table on page 14 shows that sales of Amistar produced machines, parts, and service continued to decline during 1997, as in 1996. The decrease in sales of Amistar produced products is partially offset by an increase of $228,000 in feeders which are compatible with the Company's private label machine line. The Company has continued to experience difficulty marketing its surface mount machine models during 1997, as in 1996. The Company continues to evaluate the marketability of its products and establishes appropriate inventory allowances for obsolescence as required. If the PlaceMaster(R) models experience an adverse market acceptance in the future, this could result in discontinuance from the Company's product line and have a significant effect upon earnings and stock price. The Company expanded its marketing effort, and accordingly, increased expenditures in 1997. The Company believes there is a market for the PlaceMaster(R) line, and will continue its marketing efforts. The Company's through-hole machines in the field generate a significant portion of parts and service sales. These through-hole models were discontinued from the product line in 1996. As the population of the Company's through-hole technology machines have declined in the field, demand for spare parts and out-of-warranty field service has continued to follow a parallel trend. The Company's primary sales and gross margin contributions have come from the distributed private label machine line for each of the years in the three-year period ended December 31, 1997.

     Sales generated from the Amistar Manufacturing Services division increased 28% in 1997 as compared to an increase of 29% in 1996. The addition of the Anaheim facility in 1996 has contributed to the Amistar Manufacturing Services division sales growth. No portion of sales is attributable to inflation for 1997.

     Gross margin percentage decreased 1.5% in 1997. This was due to the greater mix of Amistar Manufacturing Services sales, partially offset by the favorable effects of improved dollar/yen exchange rate on private label machine purchases. Gross margin dollars decreased $535,000 in 1997 due to lower sales and the factors mentioned above. In addition, gross margin dollars contributed by the Amistar Manufacturing Services division declined in 1997 compared to 1996 due to costs related to the additional facility and increased mix of turn-key sales, which earn lower margins.

-------------------------------------------------------

     The Company's primary foreign currency risk is due to exchange rate fluctuations on purchases of the private label machine products, and as a result, can significantly affect gross margins.

     Selling expenses decreased $247,000 in the current year due to lower machine sales volume and the resulting lower commission expense incurred, which generally ranges from 7% to 12% of selling price. Costs of approximately $120,000 related to closing the Company's direct sales and service facilities in Europe have been accrued in 1997.

     General and administrative expenses decreased $131,000 in 1997, compared to 1996, primarily due to lower levels of management bonuses earned in the current year.

     Engineering, research and development increased $228,000 in 1997, due to additional development projects related to the PlaceMaster(R) models. The Company does not have any firm commitments to continue funding product research and development, however, management anticipates that spending on development will continue at existing levels during 1998.

     Interest income increased $154,000 in 1997, due to the settlement of a contract with a customer from the Company's German subsidiary and increased contract receivables. Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1997 and 1996.

     The effective income tax rate in 1997 was 31.6% compared to 6.4% in 1996, when the Company recognized a deferred income tax benefit.

1996 Compared to 1995
---------------------

     Sales decreased to $23,270,000, a decrease of 8% from $25,361,000 in 1995. During the first half of 1996, sectors of the industry experienced a slow-down due to product oversupply, and as a result, incurred excess capacity. The table on page 14 shows that sales of Amistar produced machines, parts, and service declined 37% from 1995 as through-hole technology machines experienced diminished demand and development of a competitive surface mount machine continued. Also, the table on page 14 shows that sales of Amistar Manufacturing Services increased 29% which is partially due to the addition of the Anaheim facility. None of the increase in sales was attributable to inflation.

     Gross margin percentage has increased 3% over 1995 primarily due to the effects of improved dollar/yen exchange rate on private label purchases.

     Selling expenses increased in 1996, due to a higher mix of sales in which commissions were earned, personnel additions, and promotional costs. Engineering, research and development increased $283,000 in 1996 over 1995, due to additional development projects.

     Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1996 and 1995.

     The effective Federal income tax rate in 1996 was 6.4% due to recognition of a deferred income tax benefit.

Liquidity and Capital Resources
-------------------------------

        The Company's liquidity steadily improved during each of the three years ended December 31, 1997. This improvement is supported by the favorable trend in working capital. Operating activities generated $1.4 million, $.7 million and $1.7 million in cash flow during the years ended 1997, 1996 and 1995, respectively. The $694,000 current year increase in working capital was favorably impacted by a decrease of $327,000 in accounts receivable and partially offset by an increase of $234,000 in contracts receivable. Accounts payable increased $120,000 during the current year to support additional turnkey orders from Amistar Manufacturing Services division customers. Accrued liabilities decreased $211,000 primarily related to the payment of 1996 management performance bonuses in 1997. Inventories increased $200,000 while demonstration equipment decreased $236,000. The Company periodically transfers demonstration equipment to inventory to support sales orders. Cash balances increased $630,000 during 1997 compared to a decrease of $91,000 in 1996. Surplus cash is invested in money market accounts.

-----------------------------------------

     During 1997, the Company set aside cash to finance additional machine sales with contracts receivable. The Company believes these financing arrangements will provide increased interest income and additional sales advantages. A significant portion of the contacts receivable balance at December 31,1997 originated from sales to customers that the Company believes is of moderate risk. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

     As in 1996, investment activities consisted primarily of capital expenditures to support its growing Amistar Manufacturing Services division. Additional expenditures were also made related to the implementation of the Company's new enterprise wide information system and upgrades to facilities.

     The Company has financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos. The bonds carry a variable interest rate and mature in December 2005. Payments of principal and interest are unconditionally guaranteed by an irrevocable letter of credit issued by the Company's bank. The terms of the present irrevocable letter of credit required the Company in 1995 to establish a $1,329,000 interest-bearing cash collateral account in order to meet a required loan to value ratio.

     The Company's primary sources of liquidity consisted of cash, working capital, and a two million-dollar line of credit with its bank, which was available but not utilized. The line of credit expires December 31, 1998. The Company believes that cash provided from operations, cash balances at December 31, 1997, and available drawings from its line of credit will be adequate to support its operating and investing requirements through 1998.

New Accounting Standards
------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this Statement is not expected to have a material impact on the Company.

     The following table sets forth indicated items of cost in the consolidated statements of earnings as a percentage of net sales:


                                               Percentage of Net Sales
                                               -----------------------
                                        1997            1996             1995
                                    -----------     ------------     ----------

Net sales                                100.0            100.0          100.0
Cost of sales                             64.5             63.0           66.0
                                    -----------     ------------     ----------
Gross profit                              35.5             37.0           34.0

Operating expenses:
    Selling                               18.2             18.8           16.2
    General & administrative               4.5              4.9            4.6
    Engineering, research &
      development                          6.4              5.3            3.8
                                    -----------     ------------     ----------
                                          29.1             29.0           24.6
                                    -----------     ------------     ----------

Income from operations                     6.4              8.0            9.4

Other income (expense):
    Interest, net                           .4              (.3)           (.4)
    Miscellaneous                           .2               .2             .4
                                    -----------     ------------     ----------

Earnings before income taxes               7.0              7.9            9.4
Income taxes                               2.2              0.5            1.2
                                    -----------     ------------     ----------

Net earnings                               4.8              7.4            8.2
                                    ===========     ============     ==========


  The following table sets forth sales (in thousands) by product classification:

                            1997                 1996                 1995
                         --------------------  ------------------- ---------------------
Amistar machines,
    parts and service      $  5,532       24%   $  6,140       26%   $  9,676        38%
Private label machines       11,869       52%     12,894       56%     12,398        49%
Manufacturing services        5,439       24%      4,236       18%      3,287        13%
                         ----------- --------  ---------- -------- -----------   -------
                           $ 22,840      100%   $ 23,270      100%   $ 25,361       100%
                         =========== ========  ========== ======== ===========   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors and Stockholders
Amistar Corporation:


We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






San Diego, California
February 10, 1998                                 By:/s/ KPMG Peat Marwick LLP




                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

December 31,                                                  1997                1998
--------------------------------------------------------------------------------------------
ASSETS   (notes 3 & 4)
Current assets:
    Cash and cash equivalents                              $  2,521,449        $  1,891,518
    Trade accounts receivable, less allowance for
      doubtful accounts of $276,126 in 1997 and
      $202,756 in 1996                                        5,574,366           5,901,504
    Inventories
      Raw materials                                             884,494             899,536
      Work in process                                         2,669,525           2,061,751
      Finished goods                                          1,772,790           2,165,756
                                                         ---------------     ---------------
        Total inventories                                     5,326,809           5,127,043
                                                         ---------------     ---------------
    Demonstration equipment                                     531,251             766,762
    Prepaid expenses                                            271,402             306,595
    Deferred income taxes (note 5)                              695,000             658,000
                                                         ---------------     ---------------
        Total current assets                                 14,920,277          14,651,422
                                                         ---------------     ---------------
Property and equipment, at cost
    Land                                                        981,875             981,875
    Building                                                  3,989,919           3,899,354
    Machinery and equipment                                   5,925,015           5,511,021
    Computer equipment                                          670,830             514,071
    Leasehold improvements                                        7,425              24,855
                                                         ---------------     ---------------
                                                             11,575,064          10,931,176
    Less accumulated depreciation and amortization           (6,428,851)         (5,981,737)
                                                         ---------------     ---------------
        Net property and equipment                            5,146,213           4,949,439
                                                         ---------------     ---------------
Contracts receivable (note 2)                                   699,945             465,742
Restricted cash (note 4)                                      1,329,000           1,329,000
Other assets                                                    140,693             154,963
                                                         ---------------     ---------------
                                                           $ 22,236,128        $ 21,550,566
                                                         ===============     ===============
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                       $    659,679        $    539,455
    Accrued payroll and related costs                           263,392             416,520
    Accrued liabilities                                         517,510             728,973
    Estimated product installation and warranty costs           125,000             150,000
    Accrued commissions                                         505,954             601,116
    Income taxes payable (note 5)                               216,408             276,937
                                                         ---------------     ---------------
        Total current liabilities                             2,287,943           2,713,001
Industrial development bonds (note 4)                         4,500,000           4,500,000

Shareholders' equity (note 6):
    Preferred stock, $.01 par value.  Authorized 2,000,000
      shares; none outstanding                                        -                   -
    Common stock, $.01 par value.  Authorized 20,000,000
      shares; 3,236,500 shares issued and outstanding in
   1997 and 3,228,250 in 1996                                    32,365              32,282
Additional paid-in capital                                    4,843,244           4,825,405
Retained earnings                                            10,572,576           9,479,878
                                                         ---------------     ---------------
      Total shareholders' equity                             15,448,185          14,337,565
                                                         ---------------     ---------------
Commitments (Note 7)
                                                           $ 22,236,128        $ 21,550,566
                                                         ===============     ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                                AND SUBSIDIARIES
                            Consolidated Statements of Earnings and Retained Earnings

Years ended December 31,                             1997           1996            1995
--------------------------------------------------------------------------------------------
Net sales                                       $ 22,839,985    $ 23,270,402   $ 25,360,959
Cost of sales                                     14,738,210      14,633,993     16,732,141
                                                -------------   -------------  -------------
Gross profit                                       8,101,775       8,636,409      8,628,818

Operating expenses:
    Selling                                        4,154,762       4,402,427      4,109,327
    General & administrative                       1,014,350       1,144,561      1,170,599
    Engineering, research & development            1,461,524       1,234,212        951,267
                                                -------------   -------------  -------------
                                                   6,630,636       6,781,200      6,231,193
                                                -------------   -------------  -------------
Income from operations                             1,471,139       1,855,209      2,397,625

Other income (expense):
    Interest expense                                (172,461)       (171,061)      (193,790)
    Interest income                                  257,706         103,616         95,034
    Miscellaneous                                     41,314          51,015         77,683
                                                -------------   -------------  -------------
Earnings  before income taxes                      1,597,698       1,838,779      2,376,552
Income taxes (note 5)                                505,000         117,000        300,000
                                                -------------   -------------  -------------

Net earnings                                       1,092,698       1,721,779      2,076,552

Retained earnings, beginning of year               9,479,878       7,758,099      5,681,547
                                                -------------   -------------  -------------
Retained earnings, end of year                  $ 10,572,576     $ 9,479,878    $ 7,758,099
                                                =============   =============  =============


Basic and diluted earnings per common share     $       0.34    $       0.53    $      0.65
                                                =============   =============  =============
Weighted-average shares
     outstanding (in thousands)                        3,236           3,228          3,193
                                                =============   =============  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

Years ended December 31,                                      1997            1996            1995
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                               $ 1,092,698     $ 1,721,779     $ 2,076,552
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Depreciation and amortization                               610,571         439,056         377,155
       Gain on sale of equipment                                   (39,368)         (8,700)        (24,410)
       Provision for deferred income taxes                         (37,000)       (658,000)              -
       Changes in assets and liabilities:
         Trade accounts receivable                                 327,138      (1,356,048)       (308,941)
         Inventories                                              (199,766)       (124,335)        439,935
         Demonstration equipment                                   235,511         783,084      (1,001,310)
         Prepaid expenses                                           35,193         (72,633)        (14,270)
         Contracts receivable                                     (234,203)       (134,853)        (74,389)
         Other assets                                               14,270          (7,346)         75,571
         Accounts payable                                          120,224          28,479        (122,156)
         Accrued payroll and related costs                        (153,128)         17,623         105,928
         Accrued liabilities                                      (211,463)        (64,283)        250,403
         Customer deposits                                               -        (105,356)       (502,946)
         Estimated product installation and warranty costs         (25,000)
         Accrued commissions                                       (95,162)        208,454         237,530
         Income taxes payable                                      (60,529)         (1,062)        215,631
                                                            --------------- --------------- ---------------
    Net cash provided by operating activities                    1,379,986         665,859       1,730,283

Cash flows from investing activities:
    Proceeds from sale of equipment                                 44,919           8,700          24,410
    Capital expenditures                                          (812,896)       (768,180)        (48,185)
                                                            --------------- --------------- ---------------
    Net cash used in investing activities                         (767,977)       (759,480)        (23,775)

Cash flows from financing activities:
    Restricted cash                                                      -               -      (1,329,000)
    Industrial development bond costs                                    -               -        (118,372)
    Common stock issued upon exercise of stock options              17,922           2,656          51,937
                                                            --------------- --------------- ---------------
    Net cash provided by (used in) in financing activities          17,922           2,656      (1,395,435)

Net increase (decrease) in cash                                    629,931         (90,965)        311,073
Cash at the beginning of the year                                1,891,518       1,982,483       1,671,410
                                                            --------------- --------------- ---------------
Cash at the end of the year                                    $ 2,521,449     $ 1,891,518     $ 1,982,483
                                                            =============== =============== ===============

    Interest                                                   $   171,012     $   172,904     $   193,790
                                                            =============== =============== ===============
    Income taxes                                               $   602,529     $   777,000     $    86,973
                                                            =============== =============== ===============

Supplemental disclosure of non-cash investing activities:
  The Company transferred inventory valued $129,191 to property and equipment during 1996.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Three years ended December 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

Amistar Corporation (the Company) manufactures and markets productivity-enhancement machinery for the electronics industry. In addition, the Company is a contract assembler of printed circuit board assemblies, operating as a separate industry segment as Amistar Manufacturing Services
(AMS). The Company's customers are predominately located in the United States and Europe. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers, except for the Private Label Equipment line as disclosed in Note 11.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation (FSC). In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its own direct sales and service offices in Germany and Switzerland. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company recognizes sales revenues upon shipment of machinery and parts and upon performance of billable service labor. At the time of shipment, the Company also provides for all estimated non-billable installation, training and warranty repair costs to be incurred subsequent to the date of revenue recognition.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

     Building                                                          40 years
     Machinery and equipment                                          4-7 years
     Computer equipment                                                 3 years
     Leasehold improvements                Shorter of lease term or useful live

Deferred Bond Refinancing Costs
-------------------------------

Costs incurred in connection with refinancing the Industrial Development Bonds are amortized on the effective interest method basis over the life of the bonds. Deferred costs are included in prepaid expenses and other assets.

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

Earnings per Common Share
-------------------------

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 (APB No. 15) and replaces "primary" and "fully diluted" earnings per share (EPS) under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company's net earnings per common share. Options with a dilutive effect of 13,750 and 12,000 shares were previously included in the computation of net earnings per share for the years ended December 31, 1997 and 1996, respectively. However, under SFAS No. 128, these options had no impact on basic earnings per share.

Use of Estimates
----------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------

The accounts of foreign subsidiaries are measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expenses in the Consolidated Statements of Earnings and Retained Earnings.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash, trade receivables, trade accounts payable and accrued expenses approximate fair values because of the short maturity of those instruments. The carrying amount of contracts receivable approximate fair value because the contract interest rates reflect market rates on similar instruments. The carrying amount of the Company's Industrial Development Bonds approximate fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Enterprise Segments
-------------------

In June 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements, and the related disclosures about products and services, geographic areas and major customers.

(2)  CONTRACTS RECEIVABLE

The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts, at rates ranging from 9% to 13%. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

(3)  REVOLVING CREDIT LINE

In October 1995, the Company established a $2,000,000 revolving line of credit with a bank to finance short-term working capital. The terms provide for interest payable at the bank reference rate (8.5% at December 31,1997) plus 1%. The line is secured by substantially all assets of the Company and matures in December 1998. During 1997, 1996 and 1995, no amounts had been advanced on this line.

(4)  INDUSTRIAL DEVELOPMENT BONDS

The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (4.0% at December 31, 1997), with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest-bearing cash collateral account in order to meet a loan-to-value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in prepaid expenses and other assets. The bond costs will be amortized over the term of the bonds. Deferred bond refinancing costs were $110,000 and $125,000 at December 31, 1997 and 1996, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Income Taxes

Income tax expense (benefit) consists of the following:

                        Federal           State            Foreign          Total
                      ------------     -------------     ------------    -------------
1997      Current       $ 323,000         $  85,000        $ 134,000        $ 542,000
          Deferred        (29,000)           (8,000)               -          (37,000)
                      ------------     -------------     ------------    -------------
                        $ 294,000         $  77,000        $ 134,000        $ 505,000
                      ============     =============     ============    =============

1996      Current       $ 564,000         $ 165,000        $  46,000        $ 775,000
          Deferred       (505,000)         (153,000)               -         (658,000)
                      ------------     -------------     ------------    -------------
                        $  59,000         $  12,000        $  46,000        $ 117,000
                      ============     =============     ============    =============

1995      Current       $ 264,000         $   7,000        $  29,000        $ 300,000
          Deferred              -                 -                -                -
                      ------------     -------------     ------------    -------------
                        $ 264,000         $   7,000        $  29,000        $ 300,000
                      ============     =============     ============    =============


Actual income taxes for 1997, 1996 and 1995 differ from "expected" income taxes for those years (computed by applying the U.S. federal statutory rate of 34% to earnings before taxes) as follows:

                                                     1997           1996            1995
                                                 -------------  -------------  -------------

Income taxes (federal statutory rate)               $ 543,000      $ 625,000      $ 808,000
State and foreign income taxes, net of federal
      income tax benefit                               67,000         54,000         34,000
Change in valuation allowance                               -       (641,000)      (420,000)
Other, net                                           (105,000)        79,000       (122,000)
                                                 -------------  -------------  -------------
                                                    $ 505,000      $ 117,000      $ 300,000
                                                 =============  =============  =============


The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                 1997             1996
                                             ------------     ------------
Deferred tax assets:
    Allowance for doubtful accounts            $ 160,000         $ 81,000
    Reserve for returns                           30,000           30,000
    Warranty reserves                             50,000           60,000
    Inventory reserves                           182,000          381,000
    Depreciation and amortization                 72,000           75,000
    Accrued vacation                              18,000           16,000
    Other                                         18,000           19,000
    State income taxes                            26,000                -
    Foreign tax credits                          139,000                -
                                             ------------     ------------
Gross deferred tax assets                        695,000          662,000
Deferred tax liabilities-other                         -            4,000
                                             ------------     ------------

Net deferred tax assets                        $ 695,000        $ 658,000
                                             ============     ============

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  INCOME TAXES (CONTINUED)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company has foreign tax credits totaling $139,000, which are expected to begin expiring in 1999.

(6)  STOCK OPTIONS

In February, 1984, the Company's Board of Directors and common shareholders approved the 1984 Employee Stock Option Plan, which permitted the issuance to employees of the Company and its subsidiaries of up to 340,000 incentive stock options or non-qualifying stock options. Specific terms of the options were determined by a committee of the Board; however, no options could be granted at less than the fair market value of the common stock, nor for terms exceeding ten years, or ten years and one month for non-qualifying stock options. This plan expired in February 1994. At December 31, 1997, there were no options outstanding under this plan.

In May 4, 1994, shareholders approved the 1994 Employee Stock Option Plan, which succeeded the 1984 plan. The 1994 plan permits the issuance to employees of the Company and its subsidiaries of up to 310,000 incentive stock options at no less than the fair market value of the common stock. Specific terms of the options are similar to that of the 1984 plan.

The Company adopted the disclosure-only option under SFAS No. 123. Under APB No. 25, no compensation cost was recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of this statement, the effect on net earnings and basic and diluted earnings per share would not have been material.

Stock option activity during the periods indicated is as follows:

                                              Year Ended December 31,
                      ---------------------------------------------------------------------------
                               1997                     1996                     1995
                      -----------------------  -----------------------  -----------------------
                                  Weighted-                Weighted-                Weighted-
                                   Average                  Average                  Average
                       No. of      Exercise     No. of      Exercise     No. of      Exercise
                       Shares       Price       Shares       Price       Shares       Price
                     ----------  -----------  ----------  -----------  ----------  -----------
Beginning balance       12,000   $   2.2552      13,250   $   2.2429      50,500   $   1.7850

Options granted         10,000       3.0000           -                    5,000       2.4375
Options exercised       (8,250)      2.1250      (1,250)      2.4375     (37,250)      1.7187
Options expired              -                        -                   (5,000)      1.7187
                     ----------  -----------  ----------  -----------  ----------  -----------

Ending balance          13,750   $   2.8466      12,000   $   2.2552      13,250   $   2.2429
                     ==========  ===========  ==========  ===========  ==========  ===========
Balance exercisable      1,250                    8,250                   45,750
                     ==========               ==========               ==========

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.4375-$3.00 and 5 years, respectively.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  COMMITMENTS

The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $189,000 for 1997, $242,000 for 1996, and $241,000 for 1995.

A summary of future minimum lease payments under non-cancelable operating leases follows:

                  Year Ending December 31:
                  ------------------------
                 1998          $   122,000
                 1999              113,000
                 2000              113,000
                 2001               50,000
                 2002               20,000
                              -------------
                               $   418,000
                              =============


(8)  RELATED PARTY TRANSACTIONS

The Company purchases certain electronic components from Marshall Industries. Gordon Marshall, a director of the Company, is Chairman of the Board of Marshall Industries. During 1997, 1996, and 1995, such purchases totaled $637,000, $683,000 and $652,000, respectively. Accounts payable to Marshall was $59,000 as of December 31, 1997 and $63,000 at December 31, 1996. The Company acts as a subcontractor to Marshall Industries through its Amistar Manufacturing Services division. Sales to Marshall were $1,215,000, $924,000 and $504,000 in 1997, 1996 and 1995, respectively. Accounts receivable from Marshall as of December 31, 1997 and 1996 was $46,000 and $87,000, respectively.

The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company, is Managing Director of Automation, Ltd. Net sales to Automation, Ltd. aggregated $73,000, $82,000 and $115,000 for 1997, 1996 and 1995, respectively.
Accounts receivable from Automation, Ltd. was $17,000 at December 31, 1997, and $24,000 at December 31, 1996.

(9)  401(k)

In 1982, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the maximum allowable under the limits of Internal Revenue Code Sections 415, 401(k) and 404. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed in 1997, 1996, and 1995 were $73,000, $73,000, and $59,000, respectively.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The following table  summarizes the Company's two operating  segments:  Machine Sales and Service,  and Amistar
Manufacturing  Services.  The Company identifies  reportable segments based on the unique:  nature of operating activities, customer base and marketing channels.  Information is also provided by major geographical area.



                                                                                    Mfg.
                                              Machine Sales and Service           Services
                                      -----------------------------------------   --------
                                       United                Rest of               United
                                       States     Europe      World      Total     States    Corporate     Total
                                      --------   --------   --------   --------   --------   ---------   --------

 Year Ended December 31, 1997:

 Net sales to unaffiliated
    customers                         $11,909    $ 4,035    $ 1,457    $17,401    $ 5,439    $     -     $22,840
                                      ========   ========   ========   ========   ========   ========    ========
 Earnings before
     income taxes                       1,255        217         75      1,547        (76)       127       1,598
                                      ========   ========   ========   ========   ========   ========    ========
 Depreciation and
    amortization                           70         24          -         94        382        135         611
                                      ========   ========   ========   ========   ========   ========    ========
 Total assets                           9,099      1,581         31     10,711      2,226      9,299      22,236
                                      ========   ========   ========   ========   ========   ========    ========
 Additions to long-lived
    assets                                 85          6          -         91        483        239         813
                                      ========   ========   ========   ========   ========   ========    ========

 Year Ended December 31, 1996:

 Net sales to unaffiliated
    customers                          15,261      3,350        423     19,034      4,236          -      23,270
                                      ========   ========   ========   ========   ========   ========    ========
 Earnings before
     income taxes                       1,478        267         34      1,779         76        (16)      1,839
                                      ========   ========   ========   ========   ========   ========    ========
 Depreciation and amortization             53          7          -         60        264        115         439
                                      ========   ========   ========   =========  ========   ========    ========
 Total assets                           9,929      2,080         37      12,046     1,665      7,840      21,551
                                      ========   ========   ========   =========  ========   ========    ========
 Additions to long-lived
    assets                                 47          -          -          47       517        204         768
                                      ========   ========   ========   =========  ========   ========    ========

Year Ended December 31, 1995:

 Net sales to unaffiliated
    customers                          15,437      6,200        437      22,074     3,287          -      25,361
                                      ========   ========   ========   =========  ========   ========    ========
 Earnings before
     income taxes                       1,634        587         41       2,262       136        (21)      2,377
                                      ========   ========   ========   =========  ========   ========    ========

 Depreciation and amortization             86          2          -          88       177        112         377
                                      ========   ========   ========   =========  ========   ========    ========

 Identifiable assets                    8,655      1,768         18      10,441     2,200      7,101      19,742
                                      ========   ========   ========   =========  ========   ========    ========

 Additions to long-lived
    assets                            $    40    $     -    $     -    $     40   $     -    $     8     $    48
                                      ========   ========   ========   =========  ========   ========    ========

Occupancy costs related to the Company's San Marcos, CA facility totaling $67,500 were allocated to the Amistar Manufacturing Services division from the Machine Sales and Service division during 1997, 1996 and 1995. This occupancy allocation is based on square feet utilized.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(10)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

Earnings before income taxes allocated to the Corporate segment for 1997, 1996 and 1995 consists of interest income, interest expense and miscellaneous income. The basis for attributing revenue to the segments and geographical areas is based on where products and services are sold.

Included in total assets are amounts due from foreign customers aggregating $709,000 at December 31, 1997, $834,000 at December 31, 1996, and $1,088,000 at
December 31, 1995.

(11)  BUSINESS CONCENTRATIONS

The Company distributes the majority of the Private Label products, which represented 52% of total sales in 1997, 56% in 1996 and 49% in 1995 under a long-term OEM supply agreement originally dated 1987 and revised in 1995, and as a result, has significant dependence on this supplier. The agreement provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe. A change in suppliers, however, could cause a possible loss of sales and or change in gross margins, which could affect operating results adversely.

Most of the Company's customers are located in the United States and Europe. Sales to Smart Modular Technologies represented 16% of total sales in 1997 and 1996, and 10% in 1995. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could effect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 24, 1998, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

        There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5 to 8 of the Company's definitive Proxy Statement, dated March 24, 1998, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's definitive Proxy Statement, dated March 24, 1998, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is incorporated herein by reference the information from the section entitled "Certain Transactions" on page 10 of the Company's definitive Proxy Statement, dated March 24, 1998, filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

          1.  Independent Auditors' Report
              Consolidated Financial Statements:
                 Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Earnings and Retained Earnings -
                    Years Ended December 31, 1997, 1996, and 1995.
                 Consolidated Statements of Cash Flows - Years Ended December
                    31, 1997, 1996 and 1995
                 Notes to Consolidated Financial Statements - Three Years
                    ended December 31, 1997

          2. The following Consolidated Financial Statement Schedules as of and for the years ended December 31, 1997, 1996 and 1995 are submitted herewith:
                 Schedule II - Valuation and Qualifying Accounts
                 All other schedules are omitted because they are not
                    applicable or not required.

          3.  Exhibits:

          3.1 Restated Articles of Incorporation of Registrant, as amended.
          3.2 Bylaws of Registrant, as amended.*

          10.1 Lease dated July 30, 1982, between Registrant (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454*

          10.2 Export Distributorship Agreement dated August 17, 1981 between the Registrant and Automation, Ltd. (England, Scotland, Wales and Ireland).*

          10.3 Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.*

          10.4 Form of Contract for Sales Representatives used in the United States.*

          10.5 Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.***

          10.6 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**

          10.7 Deed of Trust with assignment of rents and promissory note dated September 21,1984,with respect to the purchase of land in San Marcos, California.***

          10.8 Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of Sam Marcos on December 19, 1985.***

          10.9  Bank agreement dated November 19, 1984.*****

          10.10 Amendments to the stock option plan.****

          10.11 Form of Indemnity Agreement*****

          10.12 1994 Employee Stock Option Plan******

          22.1  List of Subsidiaries*

          23.1  Independent Auditors' Consent and Report on Schedules


 ---------------------------

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

        ******This exhibit is incorporated by reference of the Company's Registration Statement of Form- S-8 filed February 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          AMISTAR CORPORATION



                                          By:        /s/ Stuart C. Baker
                                               ----------------------------
                                                     Stuart C. Baker
                                                     President


Date:  March 12, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.




By: /s/ Stuart C. Baker      Principal Executive Officer         March 12, 1998
   ------------------------  and Director
   Stuart C. Baker



By: /s/ William W. Holl      Vice President of Finance           March 12, 1998
   ------------------------  and Administration, Treasurer,
   William W. Holl           Secretary and Director (Chief
                             Financial and Accounting Officer)



By: /s/ Carl C. Roecks       Director                            March 12, 1998
   ------------------------
   Carl C. Roecks



By: /s/ Gordon S. Marshall   Director                            March 12, 1998
   ------------------------
   Gordon S. Marshall



By: /s/ Richard A. Butcher   Director                            March 12, 1998
   ------------------------
   Richard A. Butcher

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES


                                   Schedule II
                        Valuation and Qualifying Accounts

                       Three years ended December 31, 1997


        Column A         Column B             Column C          Column D      Column E
------------------------------------- --------------------------------------  ------------
                                             Additions
                                      -------------------------
                         Balance at   Charged to     Charged                    Balance
                          beginning    costs and    to other                    at end
      Description         of period    expenses     accounts    Deductions(a)  of period
------------------------------------- ------------------------- ------------  ------------


Allowance for doubtful
      accounts:

            1997           $ 202,756     $  70,000     $  13,406     $  10,036     $ 276,126
                         ============  ============  ============  ============  ============
            1996           $ 104,615     $ 100,000     $   1,837     $   3,696     $ 202,756
                         ============  ============  ============  ============  ============
            1995           $ 111,614     $     -       $  13,018     $  20,017     $ 104,615
                         ============  ============  ============  ============  ============


Estimated product installation and warranty costs (b):


            1997           $ 150,000     $ 969,000     $    -        $ 994,000     $ 125,000
                         ============  ============  ============  ============  ============
            1996           $ 150,000     $ 914,000     $    -        $ 914,000     $ 150,000
                         ============  ============  ============  ============  ============
            1995           $ 150,000     $ 805,713     $    -        $ 805,713     $ 150,000
                         ============  ============  ============  ============  ============

(a)  Accounts written off as uncollectible.
(b) Total cost of service, which includes trade shows, customer demonstrations, product support and training, as well as warranty and installation expense.