Form 10-Q
period 1998-03-31
AMISTAR CORP
filed 1998-05-13
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934

   For the quarter ended                        Commission File No. 0-13403
   March 31, 1998
--------------------------------------------------------------------------------

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


          CLASS                                       OUTSTANDING AT MAY 8, 1998

Common Stock $.01 Par Value                                    3,236,500

Part 1.
Item 1. Financial Statement

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                            Condensed Balance Sheets
                                 (In thousands)

                                                      MAR 31,*         DEC. 31,
                                                       1998             1997
                                                   ------------     ------------

ASSETS
Current assets:
  Cash                                             $     2,614      $     2,521
  Trade accounts receivable, net                         5,784            5,574
  Inventories                                            5,371            5,327
  Demonstration equipment                                  303              531
  Prepaid expenses                                         234              272
  Deferred income taxes                                    695              695
                                                    ------------    ------------
  Total current assets                                  15,001           14,920

Property & equipment, net                                5,377            5,146

Contracts receivable                                       474              700
Restricted cash                                          1,329            1,329
Other                                                      209              141
                                                   ------------     ------------
                                                   $    22,390      $    22,236
                                                   ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable & accrued liabilities           $     1,976      $     2,072
  Income taxes payable                                     289              216
                                                   ------------     ------------
Total current liabilities                                2,265            2,288

  Industrial development bonds                           4,500            4,500

Shareholders' equity
  Common stock                                              32               32
  Additional paid in capital                             4,843            4,843
  Retained earnings                                     10,750           10,573
                                                   ------------     ------------
  Total shareholders' equity                            15,625           15,448
                                                   ------------     ------------

                                                   $    22,390      $    22,236
                                                   ============     ============

* Unaudited
See accompanying notes to financial statements.

                                AMISTAR CORPORATION
                                  AND SUBSIDIARIES
                          Condensed Statements of Earnings
                 (Unaudited and In thousands, except share amounts)

 Three months ended March 31,                      1998               1997
--------------------------------------------------------------------------------

Net sales                                     $       5,306       $       6,415

Cost of sales                                         3,575               4,105
                                              --------------      --------------

Gross profit                                          1,731               2,310

Operating expenses:
  Selling                                               875               1,132
  General & administrative                              290                 266
  Research & development                                297                 388
                                              --------------      --------------
                                                      1,462               1,786
                                              --------------      --------------

Earnings from operations                                269                 524

Other income, net                                         3                  37
                                              --------------      --------------

Earnings before income taxes                            272                 561

Income taxes                                             95                 225
                                              --------------      --------------

Net earnings                                  $         177       $         336
                                              ==============      ==============

Basic and diluted earnings
  per common share                            $        0.05       $        0.10
                                              ==============      ==============

Weighted average shares
  outstanding                                     3,236,500           3,235,250
                                              ==============      ==============

See accompanying notes to financial statements.

                             AMISTAR CORPORATION
                               AND SUBSIDIARIES
                           Statements of Cash Flows
                         (Unaudited and In thousands)

Three months ended March 31,                           1998             1997
-------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                      $     177        $     336

  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation & Amortization                             169              133
  Gain on sale of equipment                               (12)             (39)

  Changes in assets & liabilities:
    Accounts receivable, net                             (210)             825
    Inventories                                           297             (602)
    Demonstration equipment                              (113)              52
    Prepaid expenses & other assets                       (30)            (120)
    Contracts receivable                                  226               69
    Accounts payable & accrued liabilities                (96)             (97)
    Income taxes payable                                   73              180
                                                     ---------       ----------

Cash provided by operating activities                     481              737

Cash flows from investing activities:
  Capital expenditures                                   (400)            (358)
  Proceeds from sale of equipment                          12               39
                                                    ----------       ----------
                                                         (388)            (319)
Cash flows from financing activities:
  Common stock issued for stock options                     -               14
                                                    ----------       ----------

Net increase (decrease) in cash                            93              432
Cash at the beginning of the period                     2,521            1,892
                                                    ----------       ----------
Cash at the end of the period                       $   2,614        $   2,324
                                                    ==========       ==========

Supplemental disclosure of cash flow information

  Cash paid during the period for:
    Interest                                        $      44        $      42
    Income tax                                      $      22        $      55

See accompanying noates to financial statements.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES

                     Notes to Condensed Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

   The Interim Consolidated Condensed Financial Statements of Amistar Corporation, a California corporation, and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1998.

Inventories
-----------

   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                          Mar 31,              Dec. 31,
                                           1998                  1997
                                       ------------          ------------
Raw Material                           $       913           $       884
Work In Process                              2,686                 2,670
Finished Goods                               1,772                 1,773
                                       ============          ============
                                       $     5,371           $     5,327
                                       ============          ============

Comprehensive Income
--------------------

   As of January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 has no impact on the Company's net income or shareholders' equity. For the three months ended March 31, 1998 and 1997, comprehensive income equaled net income.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES

               Notes to Condensed Financial Statements, Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     This Quarterly Report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, customer acceptance of products, gross margin and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations and other factors.

RESULTS OF OPERATIONS

Net Sales
---------

    Net sales for the three months ended March 31, 1998, were $5,306,000 compared to $6,415,000 for the same period in the prior year. Machine sales have been affected by customer delays in accepting additional units while awaiting newer models, limited acceptance in certain sectors of the contract assembly market, the effects of oversupply in the memory module industry and the intensifying of competition.

    The first two factors mentioned above are expected to continue until the third quarter when the Company expects to receive the newest technology pick and place machine from its offshore supplier. At that time, the Company expects the new model to appeal to a broader sector of the market and satisfy delayed orders from its current customer base.

Gross Margin
------------

    Gross margin for the current quarter decreased as a percentage of sales due to higher manufacturing variances related to re-costing the Company's line of machine feeders. In addition, the Company increased management and support personnel related to expansion of the Manufacturing Services Division.

Sales, General and Administrative
---------------------------------

    Selling expenses declined in the current quarter primarily due to lower commission expenses which related to lower sales. Research and development expenses decreased in the current quarter due to the recent conclusion of several development projects.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES

               Notes to Condensed Financial Statements, Continued

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operating activities totaling $481,000 for the current quarter. Contracts receivable decreased and accounts receivable increased primarily due to reclassification of a contract to accounts receivable. Demonstration equipment decreased $228,000 primarily related to transfers to inventory from the Company's former European facility. Expenditures for the current quarter, for property and equipment were $400,000, and primarily consisted of surface mount machines for the Manufacturing Services Division expansion.

PART II.

Items 1-6 Non-Applicable

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMISTAR CORPORATION

                                                   By:/s/ William W. Holl
                                                      -----------------------
                                                      William W. Holl
                                                      Vice President - Finance
                                                      Chief Accounting Officer &
                                                      Duly Authorized Officer