Form 10-Q
period 1998-06-30
AMISTAR CORP
filed 1998-08-12
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
June 30, 1998
--------------------------------------------------------------------------------

                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------------

    STATE OF CALIFORNIA                                    95-2747332
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


     237 VIA VERA CRUZ                                         92069
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

       CLASS                                      OUTSTANDING AT AUGUST 3, 1998

Common Stock $.01 Par Value                                 3,214,600

Item 1. Financial Statement

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                            Condensed Balance Sheets
                                 (In thousands)

                                                           JUNE 30,*    DEC. 31,
                                                             1998        1997
                                                          ----------  ----------

ASSETS
Current assets:
   Cash                                                    $  2,648    $  2,521
   Trade accounts receivable, net                             5,781       5,574
   Inventories                                                4,978       5,327
   Demonstration equipment                                      281         531
   Prepaid expenses                                             191         272
   Deferred income taxes                                        695         695
                                                           ---------   ---------
   Total current assets                                      14,574      14,920

Property & equipment, net                                     5,317       5,146

Contracts receivable                                            485         700
Restricted cash                                               1,329       1,329
Other                                                           205         141
                                                           ---------   ---------

                                                           $ 21,910    $ 22,236
                                                           =========   =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities                  $  1,777    $  2,072
   Income taxes payable                                         163         216
                                                           ---------   ---------
Total current liabilities                                     1,940       2,288

Industrial development bonds                                  4,500       4,500

Shareholders' equity
  Common stock                                                   32          32
  Additional paid in capital                                  4,798       4,843
  Retained earnings                                          10,640      10,573
                                                           ---------   ---------
  Total shareholders' equity                                 15,470      15,448

                                                           $ 21,910    $ 22,236
                                                           =========   =========
*Unaudited

See accompanying notes to financial statements.


                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                        Condensed Statements of Earnings
               (Unaudited and In thousands, except share amounts)

                                         Three months ended           Six months ended
                                        1998           1997           1998         1997
                                    ------------   ------------  ------------  ------------

Net sales                           $     4,890    $     5,053   $    10,196   $    11,468

Cost of sales                             3,657          3,160         7,232         7,265
                                    ------------   ------------  ------------  ------------

Gross profit                              1,233          1,893         2,964         4,203

Operating expenses:
  Selling                                   865          1,068         1,740         2,201
  General & administrative                  258            257           548           522
  Research & development                    305            281           602           669
                                    ------------   ------------  ------------  ------------
                                          1,428          1,606         2,890         3,392
                                    ------------   ------------  ------------  ------------

Earnings (loss) from operations            (195)           287            74           811

Other income, net                            24             98            28           136
                                    ------------   ------------  ------------  ------------

Earnings (loss) before
     income taxes                          (171)           385           102           947

Income tax expense (benefit)                (60)           108            35           333
                                    ------------   ------------  ------------  ------------

Net earnings (loss)                 $      (111)   $       277   $        67   $       614
                                    ============   ============  ============  ============

Basic and diluted earnings (loss)
   per common share                 $     (0.03)   $      0.09   $      0.02   $      0.19
                                    ============   ============  ============  ============

Weighted average shares
   outstanding                        3,222,100      3,236,500     3,222,100     3,236,500
                                    ============   ============  ============  ============


See accompanying notes to financial statements.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                          (Unaudited and In thousands)


Six months ended June 30,                                    1998          1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                            $    67       $   614

  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation & Amortization                                 328           267
  Gain on sale of equipment                                   (27)          (39)

  Changes in assets & liabilities:
      Accounts receivable, net                               (207)        2,567
      Inventories                                             349          (712)
      Demonstration equipment                                 250           265
      Prepaid expenses & other assets                          17            46
      Contracts receivable                                    215           104
      Accounts payable & accrued liabilities                 (295)         (730)
      Income taxes payable                                    (53)         (158)
                                                          --------      --------
Cash provided by operating activities                         644         2,224

Cash flows from investing activities:
  Capital expenditures                                       (499)         (484)
  Proceeds from sale of equipment                              27            39
                                                          --------      --------
Cash used in investing activities                            (472)         (445)

Cash flows from financing activities:
  Common stock issued for stock options                         -            17
  Repurchase of common stock                                  (45)            -
                                                          --------      --------
Cash used in financing activities                             (45)           17

Net increase in cash                                          127         1,796
Cash at the beginning of the period                         2,521         1,892
                                                          --------      --------
Cash at the end of the period                             $ 2,648       $ 3,688
                                                          ========      ========

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                           $    88       $   126
       Income tax                                         $    88       $   314


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

Comprehensive Income
--------------------

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 has no impact on the Company's net income or shareholders' equity. For the six months ended June 30, 1998 and 1997, comprehensive income equaled net income.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                        June 30,*                  Dec. 31,
                                          1998                       1997
                                     ---------------            ---------------
Raw Material                                  $ 826                      $ 884
Work In Process                               2,489                      2,670
Finished Goods                                1,663                      1,773
                                     ---------------            ---------------
                                            $ 4,978                    $ 5,327
                                     ===============            ===============

*Unaudited
                                       5

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES

               Notes to Condensed Financial Statements, Continued



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, customer acceptance of products, gross margin and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations and other factors.

RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended June 30, 1998, were $4,890,000 compared to $5,053,000 for the same period in the prior year. Machine sales have continued to be affected by customer delays in accepting additional units while awaiting the newest model, which was released in July 1998. Machine sales have also continued to experience: limited acceptance in certain sectors of the contract assembly market related to certain applications, the effects of oversupply in the memory module industry, and the related intensifying of competition. Sales of manufacturing services grew by 53% over the prior year quarter.

Gross Margin
------------

     Gross margin for the current quarter decreased as a percentage of sales due to greater discounting in order to clear older machine model inventory and due to competitive pressures. Gross margin also declined as a percentage of sales due to a higher mix of manufacturing services sales, which generated a negative gross margin in the both the current quarter and the comparative quarter last year. The Company continued to increase management and support personnel related to the expansion of the manufacturing services division.

Sales, General and Administrative
---------------------------------

     Selling expenses declined in the current quarter primarily due to lower commission expenses, which related to lower sales, and due to reduced operating costs related to the Company's European operations, which are in the process of liquidation.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES

               Notes to Condensed Financial Statements, Continued

Sales, General and Administrative, continued
--------------------------------------------

     Research and development expenses increased slightly in the current quarter due to new development projects in the machine peripheral area.

Other income, net
-----------------

     Other income decreased from the comparative quarter in 1997, primarily due to recognition of interest income on a note receivable in 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operating activities totaling $644,000 for the six months ended June 1998. Accounts receivable increased primarily due a temporary extension of payment terms granted to two large customers. Inventory decreased due to liquidation of older machine models and due to reductions in manufacturing services division materials on hand. Demonstration equipment decreased $250,000 primarily related to sales of old models. Expenditures for the current quarter for property and equipment were $99,000, and primarily consisted of equipment for the machine-division engineering department and for the manufacturing services division expansion.



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