Form 10-Q
period 1998-09-30
AMISTAR CORP
filed 1998-11-09
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
September 30, 1998
--------------------------------------------------------------------------------

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

         Class                                  Outstanding at October 23, 1998

Common Stock $.01 Par Value                            3,161,000

ITEM 1. FINANCIAL STATEMENT
                               AMISTAR CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         SEPT. 30,*    DEC. 31,
                                                            1998         1997
                                                         ----------   ----------

ASSETS
Current assets:
   Cash                                                  $   2,632    $   2,521
   Trade accounts receivable, net                            5,572        5,574
   Inventories                                               4,813        5,327
   Demonstration equipment                                     267          531
   Prepaid expenses                                            213          272
   Deferred income taxes                                       695          695
                                                         ----------   ----------
   Total current assets                                     14,192       14,920

Property & equipment, net                                    5,241        5,146

Contracts receivable                                           241          700
Restricted cash                                              1,329        1,329
Other                                                          135          141
                                                         ----------   ----------

                                                         $  21,138    $  22,236
                                                         ==========   ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities                $   1,406    $   2,072
   Income taxes payable                                          -          216
                                                         ----------   ----------
Total current liabilities                                    1,406        2,288

Industrial development bonds                                 4,500        4,500

Shareholders' equity:
   Common stock                                                 32           32
   Additional paid in capital                                4,707        4,843
   Retained earnings                                        10,493       10,573
                                                         ----------   ----------
  Total shareholders' equity                                15,232       15,448

                                                         $  21,138    $  22,236
                                                         ==========   ==========
*Unaudited


See accompanying notes to consolidated financial statements.


                               AMISTAR CORPORATION
                  Condensed Consolidated Statements of Earnings
               (Unaudited and In thousands, except share amounts)


                                          Three months ended            Nine months ended
                                            September 30,                 September 30,
                                        1998           1997           1998           1997
                                    ------------   ------------   ------------   ------------

Net sales                           $     4,547    $     4,454    $    14,743    $    15,922

Cost of sales                             3,489          3,116         10,721         10,382
                                    ------------   ------------   ------------   ------------
Gross profit                              1,058          1,338          4,022          5,540

Operating expenses:
   Selling                                  751            948          2,491          3,149
   General & administrative                 262            248            810            770
   Research & development                   271            354            873          1,023
                                    ------------   ------------   ------------   ------------
                                          1,284          1,550          4,174          4,942
                                    ------------   ------------   ------------   ------------
Earnings (loss) from operations            (226)          (212)          (152)           598

Other income (expense), net                   -             (3)            28            134
                                    ------------   ------------   ------------   ------------
Earnings (loss) before
   income taxes                            (226)          (215)          (124)           732

Income tax expense (benefit)                (78)           (86)           (44)           247
                                    ------------   ------------   ------------   ------------
Net earnings (loss)                 $      (148)   $      (129)   $       (80)   $       485
                                    ============   ============   ============   ============

Basic and diluted earnings (loss)
   per common share                 $     (0.05)   $     (0.04)   $     (0.03)   $      0.15
                                    ============   ============   ============   ============
Weighted average shares
   outstanding                        3,189,600      3,236,500      3,189,600      3,236,500
                                    ============   ============   ============   ============




See accompanying notes to consolidated financial statements.

                               AMISTAR CORPORATION
                      Consolidated Statements of Cash Flows
                          (Unaudited and In thousands)


Nine months ended Sept 30,                                 1998       1997
----------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings (loss)                                    $   (80)   $   485

  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation & amortization                                470        424
  Gain on sale of equipment                                  (21)       (39)

  Changes in assets & liabilities:
      Accounts receivable, net                                 2      2,392
      Inventories                                            514       (230)
      Demonstration equipment                                264        338
      Prepaid expenses & other assets                         65         62
      Contracts receivable                                   459       (186)
      Accounts payable & accrued liabilities                (666)      (811)
      Income taxes payable                                  (216)      (277)
                                                         --------   --------
Cash provided by operating activities                        791      2,158

Cash flows from investing activities:
  Capital expenditures                                      (571)      (692)
  Proceeds from sale of equipment                             27         39
                                                         --------   --------
Cash used in investing activities                           (544)      (653)

Cash flows from financing activities:
  Common stock issued for stock options                        -         17
  Repurchase of common stock                                (136)         -
                                                         --------   --------
Cash (used in) provided by financing activities             (136)        17

Net increase in cash                                         111      1,522
Cash at the beginning of the period                        2,521      1,892
                                                         --------   --------
Cash at the end of the period                            $ 2,632    $ 3,414
                                                         ========   ========
Supplemental disclosure of cash flow information

  Cash paid during the period for:
      Interest                                           $   133    $   131
      Income tax                                         $   230    $   524



See accompanying notes to consolidated financial statements.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Consolidated Financial Statements of Amistar Corporation, a California corporation, and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1998.

Comprehensive Income
--------------------

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 has no impact on the Company's net income or shareholders' equity. For the nine months ended September 30, 1998 and 1997, comprehensive income equaled net income.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                      Sept. 30,*     Dec. 31,
                                         1998          1997
                                      ----------    ----------
Raw Material                          $     818     $     884
Work In Process                           2,407         2,670
Finished Goods                            1,588         1,773
                                      ==========    ==========
                                      $   4,813     $   5,327
                                      ==========    ==========



 * Unaudited

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued



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

RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended September 30, 1998, were $4,547,000 compared to $4,454,000 for the same period in the prior year. Although overall sales increased slightly, machine sales were negatively affected by delivery delays of the newest Private Label model, which was awaiting modifications to its new generation software. Deliveries of the new model began near the end of the third quarter when the software problems were corrected. Machine sales have also continued to be impacted by the overall demand softness in the electronics industry. Sales of manufacturing services grew by 60% over the prior year quarter primarily from additional turnkey orders resulting from increased sales effort to grow this segment of the business.

Gross Profit
------------

     Gross profit declined as a percentage of sales due to a higher mix of manufacturing services sales, which generated a negative gross profit in the current quarter compared to a gross profit in the comparative quarter last year. The gross profit continued to be affected by excess capacity in the machine manufacturing division and the higher level of support personnel relative to the level of sales in the Manufacturing Services Division.

Sales, General and Administrative
---------------------------------

     Selling expenses declined in the current quarter primarily due to lower commission expenses, which related to lower sales, and due to reduced operating costs related to the Company's European operations, which are in the process of being liquidated.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued

Research and development
------------------------

     Research and development expenses decreased slightly in the current quarter due to normal fluctuations experienced in the utilization of development material. Development continued on projects in the machine peripheral area.

Other income, net
-----------------

     Other income decreased from the comparative nine months ended in 1997, primarily due to recognition of interest income on a note receivable in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operating activities totaling $791,000 for the nine months ended September 1998. Inventory decreased due to liquidation of older machine models, sales of thru-hole technology machines, and due to reductions in manufacturing services division materials on hand. Demonstration equipment decreased $264,000 primarily related to sales of old models. Expenditures for the current quarter for property and equipment were $72,000, and primarily consisted of equipment for the manufacturing services division facility expansion. The Company believes that cash provided from operations, cash balances at September 30, 1998, and available drawings from its line of credit will be adequate to support its operating and investing requirements through 1998.

YEAR 2000 ISSUES

     During 1997, the Company implemented a new enterprise-wide client-server information system. This system has built-in features, which are compatible with Year 2000 dating. Accordingly, the Company does not expect the Year 2000 issues to have a material impact to its operations or financial reporting system.

PART II.

Items 1-6 Non-Applicable


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMISTAR CORPORATION


                                             By /s/ William W. Holl
                                                ---------------------------
                                                William W. Holl
                                                Vice President - Finance
                                                Chief Accounting Officer &
                                                Duly Authorized Officer