Form 10-K
period 1998-12-31
AMISTAR CORP
filed 1999-03-23
CIK 741559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____ to ____
Commission file number 0-13403

--------------------------------------------------------------------------------
                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------------

            CALIFORNIA
  (State or other jurisdiction of                          95-2747332
   incorporation or organization)                       (I.R.S. Employer
                                                      Identification Number)
        237 VIA VERA CRUZ
          SAN MARCOS, CA                                   92069-2698
(Address of principal executive offices)                   (Zip Code)

                            AREA CODE (760) 471-1700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                            ------------------------
                             COMMON STOCK, PAR VALUE
                                 $.01 PER SHARE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X|     NO
                                    -----       -----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 4, 1999: $3,689,425.

      The number of shares outstanding of registrant's Common Stock as of March 4, 1999: 3,136,500 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference:
     PART III Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 5, 1999 filed with the Securities and Exchange Commission.

                      AMISTAR CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I
 1.  Business............................................................... 3
 2.  Properties............................................................. 7
 3.  Legal Proceedings...................................................... 7
 4.  Submission of Matters to a Vote of Security Holders.................... 7

PART II
 5.  Market for Registrant's Common Stock and Related Stockholder Matters... 8
 6.  Selected Financial Data................................................ 9
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations .................................................10
 7a. Quantitative and qualitative disclosures about market risk.............13
 8.  Financial Statements and Supplementary Data............................14
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...................................................27

PART III
10. Directors and Executive Officers of the Registrant......................27
11. Executive Compensation..................................................27
12. Security Ownership of Certain Beneficial Owners and Management..........27
13. Certain Relationships and Related Transactions..........................27

PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........27

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

      Printed circuit assemblies, which are the basis for most electronic products, start with a printed circuit board (PCB), to which electronic components are assembled. PCB's are commonly used by manufacturers of a wide variety of electronic systems and products to interconnect components. Typically, these boards contain conductive layers, holes that receive the leads of "through-hole" components, pads on the board surface that provide a connection point for "surface mounted" components and interconnect layers that connect the various components to form an electrical network.

      The physical characteristics of modern electronic devices and printed circuit boards are diverse. As a result, the design and manufacture of automatic assembly equipment is highly specialized. The majority of electronic devices fall into two general categories: surface mount devices (SMD) and leaded through-hole components. Boards populated with surface mount devices are the most significant and fastest growing segment of the circuit board assembly marketplace. Components come in a large range of sizes and configurations. Further, current printed circuit board designs are complex and use numerous component types that must be densely placed to minimize wasted space. Accordingly, automatic assembly equipment must be sufficiently flexible to adjust to a wide variety of components and product designs.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: manufacture and distribution of assembly machines and related accessories and contract electronic manufacturing services. Information concerning the Company's operations for the two segments is found in note 11 to the consolidated financial statements.

Products
--------

      The Company's current machine product line features four models designed for the latest SMD assembly technologies. Amistar's machine model specifications were chosen to serve a broad range of market requirements. Each model offers a wide range of application-specific tools, device handlers, feeders and placement heads. Different models offer a range of production speeds, software and investment levels to meet a user's unique needs. This flexibility enables the customer to order the model and features best suited to meet their assembly requirements.

      The Company's product line consists of manufactured products and distributed private label products. The primary manufactured products are the PlaceMaster(R) line, feeders and accessories utilized on the private label line and through-hole machine spare parts. The primary distributed products are the private label LaserPro(R) and PlacePro(R) lines. The private label products are distributed under an OEM supply agreement with a manufacturer in Japan, and as a result, the Company has significant supply dependence. A change in the supplier's price, delivery or distribution channels could cause a loss of sales, a decline in gross margins, or other consequences that could adversely affect operating results. The Company also distributes other products such as solder reflow ovens, solder paste printers, and conveying equipment.

Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides electronic manufacturing services to OEMs in various industries, such as medical, computer peripherals, audio/video, industrial, data networking, and telecommunications. The Company offers turnkey solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, all levels of testing, final product and systems build, distribution and warranty depot support. Currently, the Company operates two facilities, one in Anaheim, California and one at the corporate facility in San Marcos, California.

Product Development
-------------------

      The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends, among other things, upon its ability to react to such change. Accordingly, the Company is committed to the continuing enhancement of its current products to allow their use in a wider variety of applications and the development of new products to further reduce customer labor costs and increase manufacturing efficiencies.

      During 1998, 1997 and 1996, the Company's engineering, research and development expenses were approximately $1,202,000, $1,462,000 and $1,234,000, respectively. Development efforts were focused in 1998 on a new machine utilizing an emerging technology in the circuit board assembly process.

Customers and Marketing
-----------------------

      The Company's machine products are sold primarily to electronic manufacturers, both directly and through distributors. The Company's marketing strategy is to offer flexible equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price, performance, and reliability.

      Amistar markets its machine products in the United States through a network of strategically located sales offices and regional sales managers, which support independent manufacturer's representatives and direct sales personnel. In addition to the main sales and service center at the Company's headquarters in San Marcos, California, the Company's sales and service offices are located in Danvers, Massachusetts and Warrenville, Illinois. The Company maintained sales and service offices in Wiesbaden, Germany and Wettingen, Switzerland through December 1997. In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its offices in Germany and Switzerland. In addition, the Company maintains a field staff of applications specialists who support the sales force by responding to complex technical and applications problems.

      The Company's Amistar Manufacturing Services division is marketed through a combination of Company personnel, electronics component distributors and outside representatives.

Dependence on a Single Customer
-------------------------------

      During 1998, 1997 and 1996, machine sales of $2,326,000 (or 11%),
$3,751,000 (or 16%) and $3,623,000 (or 16%) of total sales were made to Smart Modular Technologies, respectively.

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

(Dollars in thousands)                  1998                         1997                        1996
                              -------------------------     ------------------------    ------------------------
United States                      $18,258         88%         $17,348         76%          $19,497         84%
Europe                               2,010         10%           4,035         18%            3,350         14%
South America\Canada                   258          1%           1,389          6%              240          1%
Asia                                   202          1%              68          0%              183          1%
                              -------------    --------    ------------     -------     ------------     -------
TOTALS                             $20,728        100%         $22,840        100%          $23,270        100%
                              =============    ========    ============     =======     ============     =======

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in notes 11 and 12 to the consolidated financial statements.

Service
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers at the Company's San Marcos, California, Warrenville, Illinois, and Danvers, Massachusetts offices. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

Machine Manufacturing
---------------------

      Amistar's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts. The Company utilizes its' machine shop located in San Marcos, California for in-house fabrication.

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

      There are numerous companies, both large and small in size, which provide contract electronic circuit board assembly services.

Backlog
-------

      Customer machine order lead times are usually of a short duration. Current practice is to wait to place the purchase order until just before the equipment is required. The Company's private label inventory supply pipeline has been adequate to fulfill machine orders in a short lead-time. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 1998 was $6,503,000, all of which is expected to be shipped during the next 12 months. Backlog was $4,279,000 at December 31, 1997.

Patents and Licenses
--------------------

      Amistar has been issued the following nine United States patents:

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

          4)    Pneumatic Feed System for Axial Lead Components

          5)    Automatic Part Positioning System

          6)    Cartridge Feed Mechanism for Axial Lead Component Inserter

          7) Multi-Jaw Centering Head Structure for Surface Mounted Component Placement Machines

          8)    Belt drive tube feeder for a surface mount placement system

          9) Surface mount placement system with a single step multiple place carriage

-------------------------------

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

Employees
---------

      During the week ended February 12, 1999, the Company had 144 full-time employees and 11 temporary employees. Of the total employees, 98 were employed in manufacturing, 26 in marketing and service, 9 in product development and 11 in administration and finance.

Forward Looking Statements
--------------------------

      This Annual Report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, success of research and development, customer acceptance of products, gross profit and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations and other factors.

ITEM 2.  PROPERTIES

      The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, machine manufacturing, electronic manufacturing services, and research and development offices are located in this building of 80,000 square feet which was completed in April of 1987.

      The Company leases a 14,000 square foot facility in Anaheim, California for a term of five years, expiring in March 2001, at a current monthly rental rate of $7,112. This facility is utilized for Amistar Manufacturing Services. The Company also leases sales and service offices at the following locations:
Danvers, Massachusetts, with a term of three years, expiring June 30, 2001 and at a monthly rent rate of $333, Warrenville, Illinois, with a term of five years, expiring August 2002, at a current monthly rate of $2,242.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                        EXECUTIVE OFFICERS AND DIRECTORS

         Name             Age                    Title
         ----             ---                    -----
   Stuart C. Baker        67      Chairman of the Board, President and Director
   William W. Holl        68      Vice President of Finance, Treasurer,
                                  Secretary and Director
   Harry A. Munn          47      Vice President of Sales and Marketing
   Daniel C. Finn         42      Vice President of Engineering
   Carl C. Roecks         65      Director
   Richard A. Butcher     58      Director
   Gordon S. Marshall     79      Director


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      From May 11, 1984, when Amistar had its initial public offering, until June 18, 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. Since June 18, 1985 the Company's stock has traded on the NASDAQ/NMS (National Market System). The following table reflects the closing prices per share for the last two years:

         Quarter ended                  High*                   Low*
         -------------                  -----                   ----
         Mar. 31, 1998                  5                       3-1/4
         Jun. 30, 1998                  4-1/2                   3-1/4
         Sep. 30, 1998                  3-1/2                   2-1/4
         Dec. 31, 1998                  2-5/8                   1-5/16

         Mar. 31, 1997                  4-7/8                   3
         Jun. 30, 1997                  6-3/16                  3-1/2
         Sep. 30, 1997                  6-3/16                  4
         Dec. 31, 1997                  4-3/8                   3-1/8

         * The prices indicated are as reported by the National Association of Security Dealers.

      The Company had approximately 100 shareholders of record on December 31, 1998, however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

      The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

      On October 10, 1998, the Company was notified by NASDAQ that the Company's common stock failed to maintain a market value of public float greater than or equal to $5,000,000 during the period reviewed in accordance with the NASDAQ Marketplace Rule 4450(a)(2) under Maintenance Standard 1. The Company was given a deadline of January 15, 1999 to meet the requirement or face de-listing action.

      The Company did not demonstrate compliance with the requirement by the deadline, and was unsuccessful in its efforts to stay the de-listing of the Company's securities. The Company will apply for listing under the NASDAQ Small Cap market, which the Company believes it will qualify.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated Statements of Earnings Data:
                                                                  Year Ended December 31,
                                            --------------------------------------------------------------------
                                                           (In thousands, except per share data)
                                                1998           1997          1996          1995          1994
                                            ------------  ------------  ------------  ------------  ------------
Net sales                                      $ 20,728      $ 22,840      $ 23,270      $ 25,361      $ 17,978
Cost of sales                                    15,109        14,738        14,634        16,732        11,584
                                            ------------  ------------  ------------  ------------  ------------
Gross profit                                      5,619         8,102         8,636         8,629         6,394
                                            ------------  ------------  ------------  ------------  ------------

Operating expenses:
     Selling                                      3,222         4,155         4,402         4,109         3,526
     General & administrative                     1,067         1,014         1,145         1,171           920
     Engineering, research & development          1,202         1,462         1,234           951         1,431
                                            ------------  ------------  ------------  ------------  ------------
                                                  5,491         6,631         6,781         6,231         5,877

Income from operations                              128         1,471         1,855         2,398           517
Other income (expense):
     Interest, net                                   (8)           86           (67)          (99)          (82)
     Miscellaneous                                   61            41            51            78           122
                                            ------------  ------------  ------------  ------------  ------------

Earnings before income taxes                        181         1,598         1,839         2,377           557
Income tax (benefit) expense                        (50)          505           117           300            37
                                            ------------  ------------  ------------  ------------  ------------

Net earnings                                   $    231      $  1,093      $  1,722      $  2,077      $    520
                                            ============  ============  ============  ============  ============


Basic and diluted earnings per
    common share                               $   0.07      $   0.34      $   0.53      $   0.65      $   0.17
                                            ============  ============  ============  ============  ============
Weighted-average shares
      outstanding (in thousands)                  3,206         3,236         3,228         3,193         3,137
                                            ============  ============  ============  ============  ============

Selected Consolidated Balance Sheet Data:
                                                                         December 31,
                                            --------------------------------------------------------------------

                                               1998           1997          1996           1995           1994
                                            ------------  ------------  ------------  ------------  ------------
Working capital                                $ 11,709      $ 12,632      $ 11,938      $ 10,815      $  5,291
Total assets                                     21,759        22,236        21,551        19,742        17,429
Long-term obligations                             4,500         4,500         4,500         4,500          -
Retained earnings                                10,803        10,573         9,480         7,758         5,682
Total shareholders' equity                       15,424        15,448        14,338        12,613        10,485

ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
Quarterly Financial Information (unaudited)

                                                                   Quarter Ended,
                                            -------------------------------------------------------------
                                               3/31             6/30             9/30           12/31
                                            ------------    -------------    ------------    ------------
                                                       (In thousands, except per share data)
         1998
Net sales                                       $ 5,306          $ 4,890         $ 4,547         $ 5,985
Gross profit                                      1,731            1,233           1,058           1,597
Net earnings (loss)                                 177             (111)           (148)            313
Basic and diluted earnings
   (loss) per common share                         0.05            (0.03)          (0.05)           0.10

         1997
Net sales                                       $ 6,415          $ 5,053         $ 4,454         $ 6,918
Gross profit                                      2,310            1,893           1,338           2,561
Net earnings (loss)                                 337              277            (129)            608
Basic and diluted earnings
   (loss) per common share                         0.10             0.09           (0.04)           0.19


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

1998 Compared to 1997
---------------------

      Sales decreased to $20,728,000, from $22,840,000 in 1997, a decrease of 9%. During the second and third quarters of 1998, sales were negatively impacted by delays in supplier deliveries and customer acceptance of the newest private label model. The latest model was substantially redesigned, including a new generation operating system. After initial deliveries, it was discovered that the early production units required modifications in order to be suitable for applications required by the Company's customer base. Modifications were completed late in the third quarter and shipments resumed, ending the year at a robust level in December. The Company also experienced sluggish sales in the Mid-West and Eastern regions during 1998.

      The table on page 13 shows that sales of Amistar manufactured machines, parts, and service declined during 1998, as in 1997 and 1996. The Company has continued to experience difficulty marketing its PlaceMaster(R) surface mount machine models. During 1998, no PlaceMaster(R) machines were sold compared to one unit sold in both 1997 and 1996. Currently, three PlaceMaster(R) machines remain in inventory which the Company plans to either sell at aggressive pricing or transfer to AMS plant equipment in the next 24 months. During 1998, three PlaceMaster(R) machines were transferred to AMS as plant equipment as part of a planned expansion of assembly line capacity. The Company continues to evaluate the marketability of its products and establishes appropriate inventory allowances for obsolescence as required. The Company's through-hole machines in the field generate a significant portion of parts and service sales. As the population of the Company's through-hole technology machines has declined in the field, demand for spare parts and out-of-warranty field service has continued to follow a parallel trend. The Company's primary sales and gross margin contributions have come from the distributed private label machine line for each of the years in the three-year period ended December 31, 1998.

      Sales generated from the AMS division increased 14% in 1998 as compared to an increase of 28% in 1997. No portion of sales is attributable to inflation for 1998.

-------------------------------------------------------

      Gross profit decreased $2,483,000 and 8.4% as a percentage of sales in 1998, compared to 1997. This decrease was due to a negative gross profit realized by the AMS division, additions to inventory reserves related to PlaceMaster(R) machines, and excess plant capacity in the machine division. The gross profit was also negatively affected by a greater degree of machine sales discounting in 1998, compared to 1997, due to competitive conditions. The negative gross profit of $336,000 generated by AMS in 1998 compared to a gross profit of $165,000 in 1997. The decline in AMS gross profit is primarily due to increased management and support personnel costs in order to support a higher level of volume than presently experienced.

      Selling expenses decreased $933,000 in the current year due to the closure of the Company's European operations in 1997. Lower machine sales volume and the resulting lower commission expense, which generally ranges from 7% to 12% of selling price also resulted in reduced selling expenses.

      Engineering, research and development decreased $260,000 in 1998, primarily due to the conclusion of development of the PlaceMaster(R) machines. Development efforts in 1998 were focused on a new machine, which will support the circuit board assembly process. The Company does not have any firm commitments to continue funding product research and development, however, management anticipates that spending on development will continue at existing levels during 1999.

      Interest income decreased $93,000 in 1998, compared to 1997, as the Company settled a contract, which generated interest income with a customer from the Company's German subsidiary in 1997. Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1998 and 1997.

      The income tax benefit in 1998 was generated primarily from deductions related to liquidation of the Company's German subsidiary.


1997 Compared to 1996
---------------------

      Sales decreased to $22,840,000, from $23,270,000 in 1996, a decrease of 2%. During the third quarter of 1997, sales were negatively impacted by delays in the delivery of the new 1997 private label model. This delay in delivery resulted in a shortage of its highest volume private label machine model. The Company also experienced sluggish sales in the Mid-West region during 1997.

      Sales generated from the Amistar Manufacturing Services division increased 28% in 1997 as compared to an increase of 29% in 1996. The addition of the Anaheim facility in 1996 contributed to the Amistar Manufacturing Services division sales growth. No portion of sales is attributable to inflation for 1997 or 1996.

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

      Selling expenses decreased $247,000 in the current year due to lower machine sales volume and the resulting lower commission expense. Costs of approximately $120,000 related to closing the Company's direct sales and service facilities in Europe were recorded in 1997.

      General and administrative expenses decreased $131,000 in 1997, compared to 1996, primarily due to lower levels of management bonuses earned in 1997.

      Engineering, research and development increased $227,000 in 1997, due to additional development projects related to the PlaceMaster(R) machines.

      Interest income increased $154,000 in 1997, due to a settlement of a contract with a customer from the Company's German subsidiary. Gain on the sale of assets and dividends from workers compensation insurance represent the majority of miscellaneous income during 1997 and 1996.

      The effective income tax rate in 1997 was 31.6% compared to 6.4% in 1996, due to the recognition of a deferred income tax benefit in 1996.

Year 2000 Issues
----------------

      The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its major computer systems, its products, and capital equipment are Year 2000 compliant. Therefore, the Company believes that its costs to become Year 2000 compliant have been immaterial and will continue to be immaterial in the future.

      The Company, however, could be adversely affected by the Year 2000 problem if computer systems of third parties such as customers, suppliers, banks, utilities, and others with which the Company does business fail to address the Year 2000 problem successfully. While the Company continues to gather data on the Year 2000 compliance status of its customers and suppliers, there can be no assurance that the Year 2000 problem, if experienced by such third parties, will not have a material adverse effect upon the Company's business, operating results or financial condition. The Company expects to have completed gathering data on its key customers and suppliers by June 30, 1999. Of the key suppliers identified, Tenryu Technics, the manufacturer of the private label line, has confirmed that their Tenyru built machines are Year 2000 compliant and that they are currently evaluating their enterprise information system for Year 2000 compliance.

      The company has not yet developed a contingency plan for a worst case Year 2000 scenario, but expects to develop such a plan by June 30, 1999.

      The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

Liquidity and Capital Resources
-------------------------------

      The Company's liquidity decreased slightly during 1998 compared to increases in both 1997 and 1996. Working capital declined $923,000 in 1998 compared to increases of $694,000 in 1997 and $1,123,000, in 1996. Operating activities generated $.4 million, $1.4 million and $.7 million in cash flow during the years ended 1998, 1997 and 1996, respectively. The current year decrease in working capital was primarily due to the utilization of cash for capital expenditures and the repurchase of common stock. Surplus cash is invested in money market accounts.

      The Company sets aside cash to finance additional machine sales with contracts receivable. The Company believes these financing arrangements will provide increased interest income and additional sales advantages. A significant portion of the contacts receivable balance at December 31, 1998 originated from sales to customers that the Company believes are of moderate risk. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

      As in 1997, investment activities in 1998 consisted primarily of capital expenditures to support the continued growth the Amistar Manufacturing Services division. During 1998, the AMS division doubled surface mount capacity, added optical inspection, occupied a greater portion of the building square footage, and re-engineered the factory work and materials flow at the San Marcos, California facility.

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

      The Company's primary sources of liquidity consist of cash, working capital, and a two million dollar line of credit with its bank, which was available but not utilized. The line of credit, originally set to expire on December 31, 1998, was extended until March 31, 1999. The Company believes it will be successful in renewing its' credit facility after delivery of the 1998 annual report to its bank. The Company believes that cash provided from operations, cash balances at December 31, 1998, and available drawings from its line of credit as renewed, will be adequate to support its operating and investing requirements through 1999.

The following table sets forth the consolidated statements of earnings as a percentage of net sales:

                                                              Percentage of Net Sales
                                                              -----------------------
                                              1998                      1997                      1996
                                         --------------            ---------------            ------------
Net sales                                        100.0                      100.0                   100.0
Cost of sales                                     72.9                       64.5                    63.0
                                         --------------            ---------------            ------------
Gross profit                                      27.1                       35.5                    37.0

Operating expenses:
    Selling                                       15.5                       18.2                    18.8
    General & administrative                       5.1                        4.5                     4.9
    Engineering, research & development            5.8                        6.4                     5.3
                                         --------------            ---------------            ------------
                                                  26.4                       29.1                    29.0
                                         --------------            ---------------            ------------

Income from operations                             0.7                        6.4                     8.0

Other income (expense):
    Interest, net                                   .0                         .4                     (.3)
    Miscellaneous                                   .2                         .2                      .2
                                         --------------            ---------------            ------------

Earnings before income taxes                       0.9                        7.0                     7.9
Income tax (benefit) expense                       (.2)                       2.2                     0.5
                                         --------------            ---------------            ------------

Net earnings                                       1.1                        4.8                     7.4
                                         ==============            ===============            ============

The following table sets forth sales (in thousands) by product classification:

                                        1998                    1997                    1996
                               ---------------------   ---------------------   ---------------------
Amistar machines,
     parts and service            $ 4,346       21%       $ 5,532       24%       $ 6,140        26%
Private label machines             10,193       49%        11,869       52%        12,894        56%
Manufacturing services              6,189       30%         5,439       24%         4,236        18%
                               -----------  --------   -----------  --------   -----------  --------
                                  $20,728      100%       $22,840      100%       $23,270       100%
                               ===========  ========   ===========  ========   ===========  ========


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

      Approximately 40% of the Company's cost of goods sold for the year ended December 31, 1998, represents purchases of private label product denominated in Yen. During the year ended December 31, 1998, the Yen versus the U.S. Dollar exchange rate experienced on purchases ranged from a low of 115.58 Yen to a high of 143.35 Yen. A significant decrease in the exchange rate of Yen versus the U.S. Dollar could have an adverse effect on the Company's financial condition or results of operations.

      The Company's only long-term debt at December 31, 1998, is comprised of Industrial Development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted average variable rate of 3.88% during 1998. A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors and Stockholders
Amistar Corporation:


We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.






San Diego, California                           \s\ KPMG LLP
February 10, 1999

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

December 31,                                                                 1998               1997
--------------------------------------------------------------------------------------------------------
ASSETS     (notes 4 & 5)
Current assets:
     Cash and cash equivalents                                         $  1,476,611        $  2,521,449
     Trade accounts receivable, less allowance for doubtful
       accounts of $164,839 in 1998 and $276,126 in 1997                  4,852,762           5,255,393
     Contracts receivable (note 3)                                        1,139,686             318,973
     Income taxes receivable (note 6)                                       289,204                   -
     Inventories (note 2)                                                 4,834,863           5,326,809
     Demonstration equipment                                                273,630             531,251
     Prepaid expenses                                                       216,703             271,402
     Deferred income taxes (note 6)                                         461,000             695,000
                                                                      --------------      --------------
          Total current assets                                           13,544,459          14,920,277
                                                                      --------------      --------------
Property and equipment, at cost
     Land                                                                   981,875             981,875
     Building and building improvements                                   4,043,098           3,989,919
     Machinery and equipment                                              6,589,604           5,925,015
     Computer software and equipment                                        707,525             670,830
     Leasehold improvements                                                  11,767               7,425
                                                                      --------------      --------------
                                                                         12,333,869          11,575,064
     Less accumulated depreciation and amortization                      (6,565,582)         (6,428,851)
                                                                      --------------      --------------
          Net property and equipment                                      5,768,287           5,146,213
                                                                      --------------      --------------
Contracts receivable (note 3)                                               987,085             699,945
Restricted cash (note 5)                                                  1,329,000           1,329,000
Other assets                                                                130,087             140,693
                                                                      --------------      --------------
                                                                       $ 21,758,918        $ 22,236,128
                                                                      ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $    652,161        $    659,679
     Accrued payroll and related costs                                      180,163             263,392
     Accrued liabilities                                                    460,206             517,510
     Accrued product installation and warranty costs                        115,000             125,000
     Accrued commissions                                                    427,766             505,954
     Income taxes payable (note 6)                                                -             216,408
                                                                      --------------      --------------
          Total current liabilities                                       1,835,296           2,287,943
Industrial development bonds (note 5)                                     4,500,000           4,500,000

Shareholders' equity (note 7):
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                                   -                   -
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,136,500 and 3,236,500 shares issued and
       outstanding in 1998 and 1997, respectively                            31,365              32,365
     Additional paid-in capital                                           4,589,043           4,843,244
     Retained earnings                                                   10,803,214          10,572,576
                                                                      --------------      --------------
          Total shareholders' equity                                     15,423,622          15,448,185
                                                                      --------------      --------------
     Commitments (note 8)
                                                                       $ 21,758,918        $ 22,236,128
                                                                      ==============      ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Earnings


Years ended December 31,                                          1998             1997             1996
------------------------------------------------------------------------------------------------------------
Net sales                                                  $   20,727,734   $   22,839,985   $   23,270,402
Cost of sales                                                  15,109,123       14,738,210       14,633,993
                                                           ---------------  ---------------  ---------------
Gross profit                                                    5,618,611        8,101,775        8,636,409

Operating expenses:
    Selling                                                     3,221,907        4,154,762        4,402,427
    General and administrative                                  1,066,993        1,014,350        1,144,561
    Engineering, research and development                       1,201,919        1,461,524        1,234,212
                                                           ---------------  ---------------  ---------------
                                                                5,490,819        6,630,636        6,781,200
                                                           ---------------  ---------------  ---------------

Income from operations                                            127,792        1,471,139        1,855,209

Other income (expense):
    Interest expense                                             (173,497)        (172,461)        (171,061)
    Interest income                                               164,875          257,706          103,616
    Miscellaneous                                                  61,468           41,314           51,015
                                                           ---------------  ---------------  ---------------

Earnings before income taxes                                      180,638        1,597,698        1,838,779
Income tax (benefit) expense (note 6)                             (50,000)         505,000          117,000
                                                           ---------------  ---------------  ---------------

Net earnings                                               $      230,638   $    1,092,698   $    1,721,779
                                                           ===============  ===============  ===============


Basic and diluted earnings per common share                $         0.07   $         0.34   $         0.53
                                                           ===============  ===============  ===============
Weighted-average shares
     outstanding (in thousands)                                     3,206            3,236            3,228
                                                           ===============  ===============  ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1998, 1997 and 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock
                                          ----------------------------      Additional                              Total
                                             Shares                          Paid-in            Retained         Shareholders'
                                           (in 000's)      Par value         capital            Earnings            Equity
                                          -------------  -------------  -----------------  -----------------  -----------------
 Balances at December 31, 1995                   3,227    $    32,270    $     4,822,761    $     7,758,099    $    12,613,130

 Shares issued in connection with
      the stock option plan                          1             12              2,644              -                  2,656
 Net income                                         -              -              -               1,721,779          1,721,779
                                          -------------  -------------  -----------------  -----------------  -----------------
 Balances at December 31, 1996                   3,228         32,282          4,825,405          9,479,878         14,337,565

 Shares issued in connection with
      the stock option plan                          9             83             17,839                -               17,922
 Net income                                         -              -              -               1,092,698          1,092,698
                                          -------------  -------------  -----------------  -----------------  -----------------
 Balances at December 31, 1997                   3,237         32,365          4,843,244         10,572,576         15,448,185

 Repurchase of common shares                      (100)        (1,000)          (254,201)               -             (255,201)
 Net income                                         -              -              -                 230,638            230,638
                                          -------------  -------------  -----------------  -----------------  -----------------
 Balances at December 31, 1998                   3,137    $    31,365    $     4,589,043    $    10,803,214    $    15,423,622
                                          =============  =============  =================  =================  =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

Years ended December 31,                                                    1998                1997               1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by operating activities:
     Net earnings                                                   $        230,638    $     1,092,698    $      1,721,779
     Adjustments to reconcile net earnings to net cash
        (used in) provided by operating activities:
        Depreciation and amortization                                        615,946            610,571             439,056
        Gain on sale of equipment                                            (21,000)           (39,368)             (8,700)
        Provision for deferred income taxes                                  234,000            (37,000)           (658,000)
        Changes in assets and liabilities:
           Trade accounts receivable, net                                    402,631          1,279,784          (1,266,378)
           Income taxes receivable                                          (289,204)               -                   -
           Inventories                                                      (255,742)          (199,766)           (124,335)
           Demonstration equipment                                           257,621            235,511             783,084
           Prepaid expenses                                                   54,699             35,193             (72,633)
           Contracts receivable                                           (1,107,853)        (1,186,849)           (224,523)
           Other assets                                                       10,606             14,270              (7,346)
           Accounts payable                                                   (7,518)           120,224              28,479
           Accrued payroll and related costs                                 (83,229)          (153,128)             17,623
           Accrued liabilities                                               (57,304)          (211,463)            (64,283)
           Customer deposits                                                     -                  -              (105,356)
           Accrued product installation and warranty costs                   (10,000)           (25,000)                -
           Accrued commissions                                               (78,188)           (95,162)            208,454
           Income taxes payable                                             (216,408)           (60,529)             (1,062)
                                                                   ------------------  -----------------  ------------------
        Net cash (used in) provided by operating activities                 (320,305)         1,379,986             665,859

Cash flows from investing activities:
     Proceeds from sale of equipment                                          26,694             44,919               8,700
     Capital expenditures                                                   (496,026)          (812,896)           (768,180)
                                                                   ------------------  -----------------  ------------------
        Net cash used in investing activities                               (469,332)          (767,977)           (759,480)

Cash flows from financing activities:
     Repurchase of common stock                                             (255,201)               -                   -
     Common stock issued upon exercise of stock options                          -               17,922               2,656
                                                                   ------------------  -----------------  ------------------
        Net cash (used in) provided by financing activities                 (255,201)            17,922               2,656

Net (decrease) increase in cash and cash equivalents                      (1,044,838)           629,931             (90,965)
Cash and cash equivalents at the beginning of the year                     2,521,449          1,891,518           1,982,483
                                                                   ------------------  -----------------  ------------------
Cash and cash equivalents at the end of the year                    $      1,476,611    $     2,521,449    $      1,891,518
                                                                   ==================  =================  ==================

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                       $        173,978    $       171,012    $        172,904
                                                                   ==================  =================  ==================
     Income taxes                                                   $        108,205    $       602,529    $        777,000
                                                                   ==================  =================  ==================

Supplemental disclosure of non-cash investing activities:

  The Company transferred inventory valued $747,688 and $129,191 to property and equipment during 1998 and 1996 respectively.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Three years ended December 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business
    -----------------------
    Amistar Corporation (the Company) manufactures and markets assembly machinery for the electronics industry. In addition, the Company is a contract assembler of printed circuit board assemblies, operating as a separate division under the name Amistar Manufacturing Services (AMS). The Company's customers are predominately located in the United States and Europe. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers, except for the private label equipment line as disclosed in 12.

    Principles of Consolidation
    ---------------------------
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation
    (FSC). In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its own direct sales and service offices in Germany and Switzerland. The liquidation of the legal entities was substantially concluded in 1998. All significant inter-company balances and transactions have been eliminated in consolidation.

    Revenue Recognition
    -------------------
    The Company recognizes sales upon shipment of machinery and parts and upon performance of billable service labor. At the time of shipment, the Company also provides for all estimated non-billable installation, training and warranty repair costs to be incurred.

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

      Building                                                     40 years
      Building improvements                                        10 years
      Machinery and equipment                                     4-7 years
      Computer software and equipment                             3-5 years
      Leasehold improvements           Shorter of lease term or useful life

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

    Stock Option Plan
    -----------------
    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

    Earnings per Common Share
    -------------------------
    The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share"

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

    Foreign Currency Translation
    ----------------------------
    The accounts of foreign subsidiaries are measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expenses in the Consolidated Statements of Earnings.

    Fair Value of Financial Instruments
    -----------------------------------
    The carrying amount of cash and cash equivalents, trade and income tax receivables, accounts payable and accrued expenses approximate fair values because of the short maturity of those instruments. The carrying amounts of contracts receivable approximate fair value because the contract interest rates reflect market rates on similar instruments. The carrying amount of the Company's Industrial Development Bonds approximates fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
    -----------------------------------------------------------------------
    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2) INVENTORIES

    Inventories at December 31, 1998 and 1997, consist of the following:

                                                   1998                        1997
                                             ------------------        -------------------
     Raw Material                            $         876,236          $         884,494
     Work In Process                                 2,016,344                  2,669,525
     Finished Goods                                  1,942,283                  1,772,790
                                             ------------------         ------------------
                                             $       4,834,863          $       5,326,809
                                             ==================         ==================

(3) CONTRACTS RECEIVABLE

    The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts, at rates ranging from 9% to 13%. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.


(4) REVOLVING CREDIT LINE

    The Company maintains a $2,000,000 revolving line of credit with a bank to finance short-term working capital. The terms provide for interest payable at the bank reference rate (7.75% at December 31, 1998) plus 1%. The line is secured by substantially all assets of the Company and matures in March 1999. During 1998, 1997 and 1996, no amounts had been advanced on this line.


(5) INDUSTRIAL DEVELOPMENT BONDS

    The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (3.65% at December 31, 1998), with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest-bearing cash collateral account in order to meet a loan-to-value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in prepaid expenses and other assets. The bond costs will be amortized over the term of the bonds. Deferred bond-refinancing costs were $96,000 and $110,000 at December 31, 1998 and 1997, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                           Federal                State               Foreign              Total
                       ----------------      ----------------      ---------------    ----------------
1998     Current        $     (286,000)       $        2,000        $         -        $     (284,000)
         Deferred              211,000                23,000                  -               234,000
                       ----------------      ----------------      ---------------    ----------------
                        $      (75,000)       $       25,000        $         -        $      (50,000)
                       ================      ================      ===============    ================

1997     Current        $      323,000        $       85,000        $     134,000      $      542,000
         Deferred              (29,000)               (8,000)                   -             (37,000)
                       ----------------      ----------------      ---------------    ----------------
                        $      294,000        $       77,000        $     134,000      $      505,000
                       ================      ================      ===============    ================

1996     Current        $      564,000        $      165,000        $      46,000      $      775,000
         Deferred             (505,000)             (153,000)                   -            (658,000)
                       ----------------      ----------------      ---------------    ----------------
                        $       59,000        $       12,000        $      46,000      $      117,000
                       ================      ================      ===============    ================



Actual income taxes for 1998, 1997 and 1996 differ from "expected" income taxes for those years (computed by applying the U.S. federal statutory rate of 34% to earnings before taxes) as follows:

                                                      1998               1997               1996
                                                 ----------------   ----------------   ---------------
Income taxes (federal statutory rate)             $       61,000     $      543,000     $     625,000
State and foreign income taxes, net of federal
     income tax benefit                                   17,000             67,000            54,000
Change in valuation allowance                                -                  -            (641,000)
Permanent differences                                   (142,000)           (33,000)              -
Other, net                                                14,000            (72,000)           79,000
                                                 ----------------   ----------------   ---------------
                                                  $      (50,000)    $      505,000     $     117,000
                                                 ================   ================   ===============

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                           1998                 1997
                                                       --------------      ---------------
  Deferred tax assets:
       Allowance for doubtful accounts                  $     76,000        $     160,000
       Reserve for returns                                       -                 30,000
       Warranty reserves                                      46,000               50,000
       Inventory reserves                                    252,000              182,000
       Depreciation and amortization                             -                 72,000
       Accrued vacation                                       16,000               18,000
       State income tax loss carryforwards                    12,000               26,000
       Foreign tax credits and loss carryforwards            145,000              139,000
       Other                                                  29,000               18,000
                                                       --------------      ---------------
  Gross deferred tax assets                                  576,000              695,000

  Deferred tax liabilities-depreciation and
       amortization                                          115,000                  -
                                                       --------------      ---------------

  Net deferred tax assets                               $    461,000        $     695,000
                                                       ==============      ===============


                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6) INCOME TAXES (CONTINUED)

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

    The Company has foreign tax credits totaling $145,000, which are expected to begin expiring in 2000.

(7) STOCK OPTION PLAN

    In 1994, the Company adopted an incentive stock option plan (the "Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value, generally vest over five years from the date of grant, and expire ten years after the date of grant.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock options issued to employees of the Company. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the effect on earnings and basic and diluted earnings per share would not have been material.

    Stock option activity during the periods indicated is as follows:

                                                         Year Ended December 31,
                           ----------------------------------------------------------------------------------------
                                     1998                           1997                           1996
                           ---------------------------    ---------------------------  ----------------------------
                                          Weighted-                       Weighted-                    Weighted-
                                           Average                         Average                      Average
                              No. of       Exercise         No. of        Exercise        No. of        Exercise
                              Shares        Price           Shares          Price         Shares         Price
                           ------------  ------------    ------------  ------------    ------------  ------------
Beginning balance               13,750    $   2.8466          12,000    $   2.2552          13,250    $   2.2429

Options granted                 76,000        3.2862          10,000        3.0000             -             -
Options exercised                  -             -            (8,250)       2.1250          (1,250)       2.4375
Options expired                (60,000)       3.2292              -            -               -             -
                           ------------  ------------    ------------  ------------    ------------  ------------

Ending balance                  29,750    $   3.1980          13,750    $   2.8466          12,000    $   2.2552
                           ============  ============    ============  ============    ============  ============

Balance exercisable              5,000                         1,250                         8,250
                           ============                  ============                  ============

At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.4375-$3.50 and 5 years, respectively.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8) COMMITMENTS

    The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $114,000, $189,000, and $242,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    A summary of future minimum lease payments under non-cancelable operating leases follows:

                       Year Ending December 31:
                       ------------------------
                      1999           $  115,000
                      2000              116,000
                      2001               51,000
                      2002               20,000
                                     -----------
                                      $ 302,000
                                     ===========

(9) RELATED PARTY TRANSACTIONS

    The Company purchases certain electronic components from Marshall Industries (Marshall). Gordon Marshall, a director of the Company, is Chairman of the Board of Marshall Industries. During 1998, 1997, and 1996, such purchases totaled $861,000, $637,000 and $683,000, respectively. Accounts payable to Marshall was $163,000 at December 31, 1998 and $59,000 at December 31, 1997. The Company acts as a subcontractor to Marshall through its Amistar Manufacturing Services division. Sales to Marshall were $1,223,000, $1,215,000 and $924,000 in 1998, 1997 and 1996, respectively. Accounts receivable from Marshall at December 31, 1998 and 1997 was $64,000 and $46,000, respectively.

    The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company, is Managing Director of Automation, Ltd. Sales to Automation, Ltd. were $39,000, $73,000 and $82,000 for 1998, 1997, and 1996, respectively. Accounts receivable from Automation, Ltd. was $1,000 at December 31, 1998, and $17,000 at December 31, 1997.

(10) 401(K) PLAN

    In 1982, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the maximum allowable under the limits of Internal Revenue Code Sections 415, 401(k) and 404. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed in 1998, 1997, and 1996 were $82,000, $73,000, and $73,000, respectively.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

    The following table summarizes the Company's two operating segments: Machine Sales and Service, which encompasses the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services. The Company identifies reportable segments based on the unique: nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area.

                                                                                    Mfg.
                                     Machine Sales and Service                    Services
                                 ----------------------------------------------- ---------
                                   United                 Rest of                  United
                                   States       Europe     World       Total       States    Corporate     Total
                                 -----------  ---------- ---------- ------------ ---------- ----------  -----------
 YEAR ENDED DECEMBER 31, 1998
 Net sales                        $  12,068    $  2,010   $    461   $   14,539   $  6,189   $      -    $  20,728
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Earnings before
     income taxes                       651         109         25          785       (657)        53          181
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Depreciation and amortization           76           -          -           76        329        211          616
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Total assets                        10,212       1,237         36       11,485      3,014      7,260       21,759
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Additions to long-lived assets          25           -          -           25      1,110        109        1,244
                                 ===========  ========== ========== ============ ========== ==========  ===========

 YEAR ENDED DECEMBER 31, 1997:

 Net sales                        $  11,909    $  4,035   $  1,457   $   17,401   $  5,439   $      -    $  22,840
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Earnings before
     income taxes                     1,255         217         75        1,547        (76)       127        1,598
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Depreciation and amortization           70          24          -           94        382        135          611
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Total assets                         9,099       1,581         31       10,711      2,226      9,299       22,236
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Additions to long-lived assets          85           6          -           91        483        239          813
                                 ===========  ========== ========== ============ ========== ==========  ===========

 YEAR ENDED DECEMBER 31, 1996:

 Net sales                        $  15,261    $  3,350   $    423   $   19,034   $  4,236   $      -    $  23,270
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Earnings before
     income taxes                     1,478         267         34        1,779         76        (16)       1,839
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Depreciation and amortization           53           7          -           60        264        115          439
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Total assets                         9,929       2,080         37       12,046      1,665      7,840       21,551
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Additions to long-lived assets          47           -          -           47        517        204          768
                                 ===========  ========== ========== ============ ========== ==========  ===========


Occupancy costs related to the Company's San Marcos, CA facility totaling $84,800 were allocated to the AMS division from the Machine division during 1998, and $67,500 for 1997 and 1996. This occupancy allocation is based on square feet utilized.

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

    Earnings before income taxes allocated to the Corporate segment for 1998, 1997 and 1996 consists of interest income, interest expense and miscellaneous income. The basis for attributing revenue to the segments and geographical areas is based on where products and services are sold.

    Included in total assets are amounts due from foreign customers aggregating $1,273,000 at December 31, 1998, $709,000 at December 31, 1997, and $834,000
    at December 31, 1996.

(12) BUSINESS CONCENTRATIONS

    The Company distributes the private label equipment line under a long-term OEM supply agreement with Tenryu Technics. The agreement provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe. Private label sales comprised 49%, 52% and 56% of total sales in 1998, 1997 and 1996, respectively, and as a result, the Company has significant dependence on this supplier. A change in suppliers could cause a possible loss of sales and a decline in gross margins, which would adversely affect operating results.

    Most of the Company's customers are located in the United States and Europe. Sales to Smart Modular Technologies represented 11% of total sales in 1998 and 16% in both 1997 and 1996. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its allowance for doubtful accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 24, 1999, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5 to 7 of the Company's definitive Proxy Statement, dated March 24, 1999, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on page 3 of the Company's definitive Proxy Statement, dated March 24, 1999, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is incorporated herein by reference the information from the section entitled "Certain Transactions" on page 10 of the Company's definitive Proxy Statement, dated March 24, 1999, filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

             1. Independent Auditors' Report
                Consolidated Financial Statements:
                     Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Earnings - Years Ended
                          December 31, 1998, 1997, and 1996.
                     Consolidated Statements of Shareholders' Equity-Years Ended
                          December 31, 1998, 1997 and 1996
                     Consolidated Statements of Cash Flows - Years Ended
                          December 31, 1998, 1997 and 1996
                     Notes to Consolidated Financial Statements - Three Years
                          ended December 31, 1998

            2. The following Consolidated Financial Statement Schedules as of and for the years ended December 31, 1998, 1997 and 1996 are submitted herewith:
                     Schedule II - Valuation and Qualifying Accounts
                     All other schedules are omitted because they are not
                          applicable or not required.

            3.   Exhibits:

            3.1  Restated Articles of Incorporation of Registrant, as amended.*
            3.2  Bylaws of Registrant, as amended.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, (CONTINUED)

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

         10.3 Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.*

         10.4 Form of Contract for Sales Representatives used in the United States.*

         10.5 Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.***

         10.6 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**

         10.7 Deed of Trust with assignment of rents and promissory note dated September 21, 1984, with respect to the purchase of land in San Marcos, California.***

         10.8 Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of Sam Marcos on December 19, 1985.***

         10.9  Bank agreement dated November 19, 1984.*****

         10.10 Amendments to the stock option plan.****

         10.11 Form of Indemnity Agreement*****

         10.12 1994 Employee Stock Option Plan******

         22.1  List of Subsidiaries*

         23.1  Independent Auditors' Consent and Report on Schedules
-------------------------------

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

                                       AMISTAR CORPORATION



                                       By    /s/ Stuart C. Baker
                                             --------------------------------
                                             Stuart C. Baker
                                             President


Date:  March 12, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.




  /s/Stuart C. Baker       Principal Executive Officer         March 12, 1999
-------------------------- and Director
  Stuart C. Baker



  /s/ William W. Holl      Vice President of Finance and       March 12, 1999
-------------------------- Administration, Treasurer
  William W. Holl           Secretary and Director (Chief
                            Financial and Accounting Officer)



  /s/ Carl C. Roecks       Director                            March 12, 1999
--------------------------
  Carl C. Roecks



  /s/ Gordon S. Marshall   Director                            March 12, 1999
--------------------------
  Gordon S. Marshall



  /s/ Richard A. Butcher   Director                            March 12, 1999
--------------------------
  Richard A. Butcher

                               AMISTAR CORPORATION
                                AND SUBSIDIARIES


                                   Schedule II
                        Valuation and Qualifying Accounts

                       Three years ended December 31, 1998

          Column A               Column B                  Column C                 Column D          Column E
----------------------------   --------------   -------------------------------   --------------   --------------
                                                          Additions
                                                -------------------------------
                                 Balance at       Charged to        Charged                           Balance
                                 beginning        costs and        to other                           at end
         Description             of period         expenses        accounts         Deductions       of period
----------------------------   --------------   -------------------------------   --------------   --------------
Allowance for doubtful
       accounts (a):

               1998            $     276,126    $      75,000    $     103,545    $     289,832    $     164,839
                               ==============   ==============   ==============   ==============   ==============
               1997            $     202,756    $      70,000    $      13,406    $      10,036    $     276,126
                               ==============   ==============   ==============   ==============   ==============
               1996            $     104,615    $     100,000    $       1,837    $       3,696    $     202,756
                               ==============   ==============   ==============   ==============   ==============

Reserve for inventory
       obsolescence:
               1998            $     458,496    $     300,000    $      90,226    $     217,522    $     631,200
                               ==============   ==============   ==============   ==============   ==============
               1997            $     697,701    $      55,000    $         -      $     294,205    $     458,496
                               ==============   ==============   ==============   ==============   ==============
               1996            $   1,098,200    $      85,000    $         -      $     485,499    $     697,701
                               ==============   ==============   ==============   ==============   ==============

Accrued product installation
       and warranty costs (b):

               1998            $     125,000    $     721,962    $         -      $     731,962    $     115,000
                               ==============   ==============   ==============   ==============   ==============
               1997            $     150,000    $     969,000    $         -      $     994,000    $     125,000
                               ==============   ==============   ==============   ==============   ==============
               1996            $     150,000    $     914,000    $         -      $     914,000    $     150,000
                               ==============   ==============   ==============   ==============   ==============


(a)   DEDUCTIONS REPRESENT ACCOUNTS WRITTEN OFF AS UNCOLLECTIBLE.
(b)   TOTAL COST OF SERVICE, WHICH INCLUDES TRADE SHOWS, CUSTOMER
      DEMONSTRATIONS, PRODUCT SUPPORT AND TRAINING, AS WELL AS WARRANTY AND INSTALLATION EXPENSE.

SEE ACCOMPANYING INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE.