Form 10-Q
period 1999-03-31
AMISTAR CORP
filed 1999-05-12
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
March 31, 1999
--------------------------------------------------------------------------------

                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------------

          STATE OF CALIFORNIA                                     95-2747332
(State or other jurisdiction of Incorporation                 (I.R.S. Employer
or organization                                             Identification No.)


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

         CLASS                                     OUTSTANDING AT APRIL 28, 1999

Common Stock $.01 Par Value                                  3,136,500

Part I
ITEM 1. FINANCIAL STATEMENT

                                           AMISTAR CORPORATION
                                         Condensed Balance Sheets
                                              (In thousands)

                                                         MAR. 31,*              DEC. 31,
                                                            1999                  1998
                                                     -------------------   -------------------
ASSETS
Current assets:
   Cash                                              $              868    $            1,477
   Trade accounts receivable, net                                 6,522                 5,992
   Income taxes receivable                                          451                   289
   Inventories                                                    4,658                 4,835
   Demonstration equipment                                          193                   274
   Prepaid expenses                                                 270                   217
   Deferred income taxes                                            461                   461
                                                     -------------------   -------------------
     Total current assets                                        13,423                13,545

Property and equipment, net                                       5,664                 5,768
Contracts receivable                                              1,000                   987
Restricted cash                                                   1,329                 1,329
Other                                                               144                   130
                                                     -------------------   -------------------

                                                     $           21,560    $           21,759
                                                     ===================   ===================

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $              721    $              678
   Accrued liabilities                                            1,138                 1,158
                                                     -------------------   -------------------
      Total current liabilities                                   1,859                 1,836

Industrial development bonds                                      4,500                 4,500

Shareholders' equity:
  Common stock                                                       31                    31
  Additional paid-in capital                                      4,589                 4,589
  Retained earnings                                              10,581                10,803
                                                     -------------------   -------------------
     Total shareholders' equity                                  15,201                15,423
                                                     -------------------   -------------------

                                                     $           21,560    $           21,759
                                                     ===================   ===================
*Unaudited



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                        AMISTAR CORPORATION
                      Condensed Statements of Earnings and Retained Earnings
                                   (Unaudited and In thousands)

Three months ended March 31,                                     1999                  1998
----------------------------------------------------------------------------------------------------

Net sales                                                 $             4,619   $             5,306

Cost of sales                                                           3,556                 3,575
                                                          --------------------  --------------------

Gross profit                                                            1,063                 1,731

Operating expenses:
  Selling                                                                 803                   875
  General and administrative                                              271                   290
  Research and development                                                349                   297
                                                          --------------------  --------------------
                                                                        1,423                 1,462
                                                          --------------------  --------------------

Income (loss) from operations                                            (360)                  269

Other income (expense), net                                               (10)                    3
                                                          --------------------  --------------------

Income (loss) before income taxes                                        (370)                  272

Income tax expense (benefit)                                             (148)                   95
                                                          --------------------  --------------------

Net earnings (loss)                                                      (222)                  177

Retained earnings, beginning of period                                 10,803                10,573
                                                          --------------------  --------------------
Retained earnings, end of period                          $            10,581   $            10,750
                                                          ====================  ====================
Basic and diluted earnings (loss)
   per common share                                       $             (0.07)  $              0.05
                                                          ====================  ====================
Weighted average shares
   outstanding                                                          3,137                 3,237
                                                          ====================  ====================



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                               AMISTAR CORPORATION
                                         Condensed Statements of Cash Flows
                                          (Unaudited and In thousands)

Three months ended March 31,                                                    1999                  1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                    $             (222)   $              177

  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                                       178                   169
    Gain on sale of equipment                                                            (4)                  (12)

    Changes in assets and liabilities:
       Trade accounts receivable, net                                                  (530)                 (210)
       Income taxes receivable                                                         (162)                    -
       Inventories                                                                      177                   297
       Demonstration equipment                                                           81                  (113)
       Prepaid expenses and other assets                                                (67)                  (30)
       Contracts receivable                                                             (13)                  226
       Accounts payable and accrued liabilities                                          23                   (96)
       Income taxes payable                                                               -                    73
                                                                         -------------------   -------------------

Cash provided by (used in) operating activities                                        (539)                  481

Cash flows from investing activities:
  Capital expenditures                                                                  (75)                 (400)
  Proceeds from sale of equipment                                                         5                    12
                                                                         -------------------   -------------------
     Cash flows used in investing activities                                            (70)                 (388)


Net increase (decrease) in cash                                                        (609)                   93
Cash at the beginning of the period                                                   1,477                 2,521
                                                                         -------------------   -------------------
Cash at the end of the period                                            $              868    $            2,614
                                                                         ===================   ===================

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
       Interest                                                          $               39    $               44
       Income tax                                                        $               14    $               22




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 1999.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                           Mar. 31,*               Dec. 31,
                                             1999                    1998
                                        ----------------        ----------------
Raw Material                            $           844         $           876
Work In Process                                   1,943                   2,016
Finished Goods                                    1,871                   1,943
                                        ----------------        ----------------
                                        $         4,658         $         4,835
                                        ================        ================


 * Unaudited

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

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


                                                 MACHINE SALES & SERVICE
                                    -------------------------------------------------
                                      UNITED                    REST OF                    MFG.
                                      STATES       EUROPE        WORLD        TOTAL      SERVICES     CORPORATE      TOTAL
----------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED MARCH 31, 1999

 Net sales to unaffiliated
    customers                       $   2,611    $     133    $     152    $   2,896    $   1,723    $       -    $   4,619
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========
 Earnings (loss) from operations         (209)         (11)         (12)        (232)        (129)           -         (360)
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========
 Identifiable assets                    9,288        1,410          130       10,828        2,960        7,772       21,560
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

 THREE MONTHS ENDED MARCH 31, 1998

 Net sales to unaffiliated
    customers                           3,393          173          198        3,764        1,542            -        5,306
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========
 Earnings (loss) from operations          334           14           23          371         (102)           -          269
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========
 Identifiable assets                   12,050        1,350           30       13,430        2,460        6,500       22,390
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

                               AMISTAR CORPORATION

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

RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended March 31, 1999, were $4,619,000 compared to $5,306,000 for the same period in the prior year. Machine sales were negatively affected by soft demand in the electronics industry and particularly in the memory module assembly sector. Sales of manufacturing services grew by 12% over the same three months in the prior year. The manufacturing services sales growth was primarily from the existing account base.

Gross Profit
------------

     Gross profit declined as a percentage of sales due to a higher mix of manufacturing services sales, which generated a negative gross profit in the current quarter compared to break-even in the comparative quarter last year. The machine division gross profit was negatively impacted by additions to reserves for obsolescence related to the PlaceMaster(R) machine inventory. In addition, the gross profit continued to be affected by excess capacity in the machine manufacturing division.

Sales, General and Administrative
---------------------------------

     Selling and marketing expenses declined in the current quarter primarily due to reductions in headcount and lower commission expenses resulting from the decline in sales.


Research and development
------------------------

     Research and development expenses increased in the current quarter due to efforts to complete the Company's new assembly machine, which utilizes an emerging technology in the circuit board assembly process.

                               AMISTAR CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $539,000 in operating activities for the three months ended March 31, 1999. Accounts receivable increased primarily due to delays in customer acceptance of assembly machines pending completion of certain field upgrades. Inventory decreased due to liquidation of older machine models, sales of thru-hole technology machines, and reductions in manufacturing services division materials on hand. Demonstration equipment fluctuates as machines are routinely sold and replaced. Accessories are transferred in and out of demonstration equipment based on the specific demonstration requirements. Expenditures in the current quarter for property and equipment were $75,000, and primarily consisted of equipment for the manufacturing services division facility expansion. The Company's line of credit with its' bank matured March 31, 1999. The Company is in the process of renewing the line of credit and believes the renewal will occur in the second quarter of 1999. The Company believes that cash provided from operations, cash balances at March 31, 1999, and available drawings from its line of credit, when renewed, will be adequate to support its operating and investing requirements through 1999.

YEAR 2000 ISSUES

     The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its major computer systems, its products, and capital equipment are Year 2000 compliant. Therefore, the Company believes that its costs to become Year 2000 compliant have not been material and are anticipated to not be material in the future.

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

     The company has not yet developed a contingency plan for a worst case Year 2000 scenario. As a result of widespread or extended failure of systems of third parties to be Year 2000 compliant, this could have a material adverse effect on the Company's business and financial condition or operating results.

     The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

                               AMISTAR CORPORATION

PART II.

Items 1-6 Non-Applicable


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMISTAR CORPORATION


                                            By /s/ William W. Holl
                                              ---------------------------
                                              William W. Holl
                                              Chief Financial Officer,
                                              Chief Accounting Officer &
                                              Duly Authorized Officer