Form 10-Q
period 1999-06-30
AMISTAR CORP
filed 1999-08-09
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
June 30, 1999

--------------------------------------------------------------------------------

                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)

--------------------------------------------------------------------------------

               STATE OF CALIFORNIA                              95-2747332
(State or other jurisdiction of Incorporation                 (I.R.S. Employer
                or organization)                             Identification No.)



            237 VIA VERA CRUZ
         SAN MARCOS, CALIFORNIA                                     92069
(Address of principle executive offices)                         (Zip Code)

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

          CLASS                                     OUTSTANDING AT JULY 29, 1999

Common Stock $.01 Par Value                                  3,136,500

Part I
ITEM 1. FINANCIAL STATEMENT

                                         AMISTAR CORPORATION
                                      Condensed Balance Sheets
                                           (In thousands)

                                                                   JUNE 30,*        DEC. 31,
                                                                     1999             1998
                                                               ---------------   ---------------

ASSETS
Current assets:
   Cash                                                        $        1,193    $        1,477
   Trade accounts receivable, net                                       5,177             5,992
   Income taxes receivable                                                826               289
   Inventories                                                          4,831             4,835
   Demonstration equipment                                                114               274
   Prepaid expenses                                                       170               217
   Deferred income taxes                                                  461               461
                                                               ---------------   ---------------
     Total current assets                                              12,772            13,545

Property and equipment, net                                             5,571             5,768
Contracts receivable                                                      948               987
Restricted cash                                                         1,329             1,329
Other assets                                                              127               130
                                                               ---------------   ---------------

                                                               $       20,747    $       21,759
                                                               ===============   ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $          582             $ 678
   Accrued liabilities                                                  1,028             1,158
                                                               ---------------   ---------------
     Total current liabilities                                          1,610             1,836

Industrial development bonds                                            4,500             4,500

Shareholders' equity:
  Common stock                                                             31                31
  Additional paid-in capital                                            4,589             4,589
  Retained earnings                                                    10,017            10,803
                                                               ---------------   ---------------
     Total shareholders' equity                                        14,637            15,423
                                                               ---------------   ---------------

                                                               $       20,747    $       21,759
                                                               ===============   ===============

*Unaudited


See accompanying notes to financial statements.


                                                 AMISTAR CORPORATION
                                          Condensed Statements of Earnings
                                            (Unaudited and In thousands)

                                                       Three months ended                    Six months ended
                                                             June 30,                            June 30,
                                                      1999              1998             1999              1998
                                                ---------------   ---------------   ---------------   ---------------
Net sales                                       $        3,288    $        4,890    $        7,908    $       10,196

Cost of sales                                            2,962             3,657             6,520             7,232
                                                ---------------   ---------------   ---------------   ---------------

Gross profit                                               326             1,233             1,388             2,964

Operating expenses:
  Selling                                                  660               865             1,462             1,740
  General and administrative                               274               258               545               548
  Research and development                                 310               305               658               602
                                                ---------------   ---------------   ---------------   ---------------
                                                         1,244             1,428             2,665             2,890
                                                ---------------   ---------------   ---------------   ---------------

Earnings (loss) from operations                           (918)             (195)           (1,277)               74

Other income (expense), net                                (21)               24               (32)               28
                                                ---------------   ---------------   ---------------   ---------------

Earnings (loss) before
     income taxes                                         (939)             (171)           (1,309)              102

Income tax expense (benefit)                              (375)              (60)             (523)               35
                                                ---------------   ---------------   ---------------   ---------------

Net earnings (loss)                             $         (564)   $         (111)   $         (786)   $           67
                                                ===============   ===============   ===============   ===============
Basic and diluted earnings
   per common share                             $        (0.18)   $        (0.03)   $        (0.25)   $         0.02
                                                ===============   ===============   ===============   ===============

Weighted average shares
   outstanding                                           3,137             3,222             3,137             3,222
                                                ===============   ===============   ===============   ===============



See accompanying notes to financial statements.

                                            AMISTAR CORPORATION
                                          Statements of Cash Flows
                                        (Unaudited and In thousands)

Six months ended June 30,                                                   1999                 1998
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                 $          (786)   $           67

  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 361               328
    Gain on sale of equipment                                                      (6)              (27)
    Changes in assets and liabilities:
      Trade accounts receivable, net                                              815              (207)
      Income taxes receivable                                                    (537)                -
      Inventories                                                                   4               349
      Demonstration equipment                                                     160               250
      Prepaid expenses and other assets                                            50                17
      Contracts receivable                                                         39               215
      Accounts payable and accrued liabilities                                   (226)             (295)
      Income taxes payable                                                          -               (53)
                                                                      ----------------   ---------------

Cash provided by (used in) operating activities                                  (126)              644

Cash flows from investing activities:
  Capital expenditures                                                           (164)             (499)
  Proceeds from sale of equipment                                                   6                27
                                                                      ----------------   ---------------
     Cash flows used in investing activities                                     (158)             (472)

Cash flows from financing activities-
   repurchase of common stock                                                       -               (45)
                                                                      ----------------   ---------------

Net increase (decrease) in cash                                                  (284)              127
Cash at the beginning of the period                                             1,477             2,521
                                                                      ----------------   ---------------
Cash at the end of the period                                         $         1,193    $        2,648
                                                                      ================   ===============

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                                       $            77    $           88
       Income tax                                                     $            14    $           88



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

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                         June. 30,*             Dec. 31,
                                            1999                  1998
                                       ---------------       ---------------
Raw Material                           $          875        $          876
Work In Process                                 2,014                 2,016
Finished Goods                                  1,942                 1,943
                                       ---------------       ---------------
                                       $        4,831        $        4,835
                                       ===============       ===============
 * Unaudited

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

The following table summarizes the Company's two operating segments: Machine Sales and Service, which encompass the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area.

                                                 MACHINE SALES AND SERVICE
                                     --------------------------------------------------
                                        UNITED                  REST OF                    MFG.
                                        STATES       EUROPE      WORLD        TOTAL      SERVICES     CORPORATE     TOTAL
---------------------------------------------------------------------------------------------------------------  ------------
 Three months ended June 30, 1999

Net sales to unaffiliated
    customers                              1,366        (113)        178         1,431       1,857           -         3,288
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Earnings (loss) from operations            (683)          7         (62)         (738)       (180)          -          (918)
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Identifiable assets                       8,921       1,349         124        10,394       2,842       7,511        20,748
                                     ============  ==========  ==========  ============ =========== ===========  ============

 THREE MONTHS ENDED JUNE 30, 1998

 Net sales to unaffiliated
    customers                              2,495         807          26         3,328       1,562           -         4,890
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Earnings (loss) from operations             (98)         26         (14)          (86)       (109)          -          (195)
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Identifiable assets                      12,034       1,288          40        13,362       2,362       6,186        21,910
                                     ============  ==========  ==========  ============ =========== ===========  ============

 SIX MONTHS ENDED JUNE 30, 1999

 Net sales to unaffiliated
    customers                              3,978          20         330         4,328       3,580           -         7,908
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Earnings (loss) from operations            (893)         (4)        (74)         (971)       (306)          -        (1,277)
                                     ============  ==========  ==========  ============ =========== ===========  ============

 SIX MONTHS ENDED JUNE 30, 1998

 Net sales to unaffiliated
    customers                              5,888         980         224         7,092       3,104           -        10,196
                                     ============  ==========  ==========  ============ =========== ===========  ============

 Earnings (loss) from operations             236          40           9           285        (211)          -            74
                                     ============  ==========  ==========  ============ =========== ===========  ============

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

RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended June 30, 1999, were $3,288,000 compared to $4,890,000 for the same period in the prior year. Machine sales were negatively affected by the continuing soft demand in the electronics industry and particularly in the PC memory assembly sector. Sales of manufacturing services grew by 19% over the same three months in the prior year. Increased orders from the existing account base along with several new customers fueled the manufacturing services sales growth.

Gross Profit
------------

     Gross profit declined as a percentage of sales due to a higher mix of manufacturing services sales, which generated a negative gross profit in the current quarter compared to much smaller negative gross profit in the comparative quarter last year. The manufacturing services division gross profit decreased from the prior quarter primarily due to a lower portion of consignment (labor only) orders compared to turnkey (labor and material) orders. Profit margins on consignment orders are generally higher than on turnkey orders. The machine division gross profit was negatively impacted by additions to reserves for obsolescence related to the PlaceMaster(R) machine inventory. In addition, the gross profit continued to be affected by excess capacity in the machine manufacturing division.

Sales, General and Administrative
---------------------------------

     Selling and marketing expenses declined in the current quarter primarily due to cost-saving reductions in headcount and lower commission expenses resulting from the decline in sales.

                               AMISTAR CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED

Research and development
------------------------

     Research and development expenses in the current quarter were incurred to complete the Company's new automatic label placer machine. Three machines have been released to field beta test and production has begun on the first lot.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $126,000 in operating activities for the six months ended June 30, 1999. Accounts receivable decreased primarily due to the lower sales level. Demonstration equipment fluctuates as machines are routinely sold and replaced. Accessories are transferred in and out of demonstration equipment based on the specific demonstration requirements. Expenditures in the current quarter for property and equipment were $164,000, and primarily consisted of equipment for the final stage of the manufacturing services division facility expansion. The Company's line of credit with its' bank matured on March 31, 1999. The Company's bank has declined to renew the line based on the recent operating results. Currently, the Company has no plans to seek a line of credit with another bank. The Company believes that cash provided from operations, and cash balances at June 30, 1999 will be adequate to support its operating and investing requirements through 1999.

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

     The Company, however, could be adversely affected by the Year 2000 problem if computer systems of third parties such as customers, suppliers, banks, utilities, and others with which the Company does business fail to address the Year 2000 problem successfully. While the Company continues to gather data on the Year 2000 compliance status of its customers and suppliers, there can be no assurance that the Year 2000 problem, if experienced by such third parties, will not have a material adverse effect upon the Company's business, operating results or financial condition. Of the key suppliers identified, Tenryu Technics, the manufacturer of the private label line, has confirmed that their Tenyru built machines are Year 2000 compliant and their assessment of general Year 2000 readiness has been completed. The Company has not developed a contingency plan for a worst case Year 2000 scenario. As a result of widespread or extended failure of systems of third parties to be Year 2000 compliant, this could have a material adverse effect on the Company's business and financial condition or operating results.

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


                                                   AMISTAR CORPORATION


                                                   By /S/ William W. Holl
                                                      --------------------------
                                                   William W. Holl
                                                   Chief Financial Officer,
                                                   Chief Accounting Officer &
                                                   Duly Authorized Officer