Form 10-Q
period 1999-09-30
AMISTAR CORP
filed 1999-11-12
CIK 741559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
September 30, 1999

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

                                 (760) 471-1700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---

          CLASS                                  OUTSTANDING AT OCTOBER 29, 1999

Common Stock $.01 Par Value                                3,136,500


Part I
ITEM 1. FINANCIAL STATEMENT
                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                                 (In thousands)
                                                                  SEPT. 30,*       DEC. 31,
                                                                     1999            1998
                                                               --------------   ---------------

ASSETS
Current assets:
   Cash                                                        $       2,356    $        1,477
   Trade accounts receivable, net                                      2,864             5,992
   Income taxes receivable                                               701               289
   Inventories                                                         3,100             4,835
   Demonstration equipment                                               251               274
   Prepaid expenses                                                      102               217
   Deferred income taxes                                                   -               461
                                                               --------------   ---------------
     Total current assets                                              9,374            13,545

Property and equipment, net                                            5,561             5,768
Contracts receivable                                                     839               987
Restricted cash                                                        1,329             1,329
Other assets                                                             124               130
                                                               --------------   ---------------

                                                               $      17,227    $       21,759
                                                               ==============   ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $         342    $          678
   Accrued liabilities                                                   862             1,158
                                                               --------------   ---------------
      Total current liabilities                                        1,204             1,836

Industrial development bonds                                           4,500             4,500

Shareholders' equity:
  Common stock                                                            31                31
  Additional paid-in capital                                           4,589             4,589
  Retained earnings                                                    6,903            10,803
                                                               --------------   ---------------
     Total shareholders' equity                                       11,523            15,423
                                                               --------------   ---------------

                                                               $      17,227    $       21,759
                                                               ==============   ===============

*Unaudited

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                  AMISTAR CORPORATION
                                            Condensed Statements of Earnings
                                              (Unaudited and In thousands)

                                                          Three months ended                   Nine months ended
                                                             September 30,                        September 30,
                                                        1999               1998              1999              1998
                                                    -----------        -----------        -----------      -----------
Net sales                                           $    3,056         $    4,547         $   10,964       $   14,743

Cost of sales                                            4,003              3,489             10,523           10,721
                                                    -----------        -----------        -----------      -----------

Gross profit                                              (947)             1,058                441            4,022

Operating expenses:
  Selling                                                  596                751              2,057            2,491
  General and administrative                               740                262              1,285              810
  Research and development                                 238                271                897              873
                                                    -----------        -----------        -----------      -----------
                                                         1,574              1,284              4,239            4,174
                                                    -----------        -----------        -----------      -----------

Earnings (loss) from operations                         (2,521)              (226)            (3,798)            (152)

Other income (expense), net                                 (5)                 -                (37)              28
                                                    -----------        -----------        -----------      -----------

Earnings (loss) before
     income taxes                                       (2,526)              (226)            (3,835)            (124)

Income tax expense (benefit)                               588                (78)                65              (44)
                                                    -----------        -----------        -----------      -----------

Net earnings (loss)                                 $   (3,114)        $     (148)        $   (3,900)      $      (80)
                                                    ===========        ===========        ===========      ===========
Basic and diluted earnings
   per common share                                 $    (0.99)        $    (0.05)        $    (1.24)      $    (0.03)
                                                    ===========        ===========        ===========      ===========

Weighted average shares
   outstanding                                           3,137              3,190              3,137            3,190
                                                    ===========        ===========        ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                          AMISTAR CORPORATION
                                        Statements of Cash Flows
                                      (Unaudited and In thousands)

Nine months ended September 30,                                              1999             1998
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                 $      (3,900)   $         (80)

  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                               548              470
    Gain on sale of equipment                                                    (6)             (21)
    Valuation allowance for deferred income taxes                               461                -
    Changes in assets and liabilities:
      Trade accounts receivable, net                                          3,128                2
      Income taxes receivable                                                  (412)               -
      Inventories                                                             1,585              514
      Demonstration equipment                                                    23              264
      Prepaid expenses and other assets                                         121               65
      Contracts receivable                                                      148              459
      Accounts payable and accrued liabilities                                 (632)            (666)
      Income taxes payable                                                        -             (216)
                                                                      --------------   --------------

Cash provided by operating activities                                         1,064              791

Cash flows from investing activities:
  Capital expenditures                                                         (191)            (571)
  Proceeds from sale of equipment                                                 6               27
                                                                      --------------   --------------
     Cash flows used in investing activities                                   (185)            (544)

Cash flows from financing activities-
   repurchase of common stock                                                     -             (136)
                                                                      --------------   --------------

Net increase in cash                                                            879              111
Cash at the beginning of the period                                           1,477            2,521
                                                                      --------------   --------------
Cash at the end of the period                                         $       2,356    $       2,632
                                                                      ==============   ==============

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                                       $         115    $         133
       Income tax                                                     $          16    $         230

Supplemental disclosure of non-cash activities-the Company transferred inventory valued at $ 150 to property and equipment in 1999.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                        Sept. 30,*                  Dec. 31,
                                           1999                       1998
                                      ---------------            ---------------
Raw Material                          $          818             $          876
Work In Process                                  478                      2,016
Finished Goods                                 1,804                      1,943
                                      ---------------            ---------------
                                      $        3,100             $        4,835
                                      ===============            ===============
* Unaudited

     During the quarter ended September 30, 1999, the Company recorded an allowance for inventory obsolescence of $1,480,000.

Income taxes
------------

     During the quarter ended September 30, 1999, the Company recorded a 100% valuation allowance against the deferred income tax assets. This valuation was based on the year-to-date loss position and management's belief that it is not more likely than not that the Company will be able to utilize the benefits of the deferred tax assets in the future.

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

                                                   MACHINE SALES AND SERVICE
                                              ---------------------------------------
                                               UNITED              REST OF               MFG.
                                               STATES    EUROPE     WORLD    TOTAL     SERVICES  CORPORATE   TOTAL
--------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED SEPT. 30, 1999

 Net sales to unaffiliated
    customers                                 $  1,750  $     84  $     (3) $  1,831   $  1,225  $      -  $  3,056
                                              ========= ========= ========= =========  ========= ========= =========

 Earnings (loss) from operations                (1,429)      (51)     (105)   (1,585)      (936)        -    (2,521)
                                              ========= ========= ========= =========  ========= ========= =========

 Identifiable assets                             7,408     1,120       103     8,631      2,360     6,236    17,227
                                              ========= ========= ========= =========  ========= ========= =========

 THREE MONTHS ENDED SEPT. 30, 1998

 Net sales to unaffiliated
    customers                                 $  2,285  $    398  $     71  $  2,754   $  1,793  $      -  $  4,547
                                              ========= ========= ========= =========  ========= ========= =========

 Earnings (loss) from operations                  (208)      152        (2)      (58)      (168)        -      (226)
                                              ========= ========= ========= =========  ========= ========= =========

 Identifiable assets                            11,626     1,247        38    12,911      2,114     6,113    21,138
                                              ========= ========= ========= =========  ========= ========= =========

 NINE MONTHS ENDED SEPT. 30, 1999

 Net sales to unaffiliated
    customers                                 $  5,728  $    104  $    327  $  6,159   $  4,805  $      -  $ 10,964
                                              ========= ========= ========= =========  ========= ========= =========

 Earnings (loss) from operations                (2,322)      (55)     (179)   (2,556)    (1,242)        -    (3,798)
                                              ========= ========= ========= =========  ========= ========= =========

 NINE MONTHS ENDED SEPT. 30, 1998

 Net sales to unaffiliated
    customers                                 $  8,173  $  1,378  $    295  $  9,846   $  4,897  $      -  $ 14,743
                                              ========= ========= ========= =========  ========= ========= =========

 Earnings (loss) from operations                    28       192         7       227       (379)        -      (152)
                                              ========= ========= ========= =========  ========= ========= =========

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, customer acceptance of products, gross margin and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade and other factors.

                              RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the nine months ended September 30, 1999, were $3,056,000 compared to $4,547,000 for the same period in the prior year. Surface mount assembly machine sales were negatively affected by the continuing soft demand in the electronics industry and particularly in the PC memory assembly sector. The first production DataPlace(R) machine was shipped at the end of the current quarter. Sales of manufacturing services (AMS) declined by 32% over the same three months in the prior year primarily due to the loss of a major customer whose financial condition deteriorated. Shipments began near the end of the current quarter on first time orders received from several new AMS customers.

Gross Profit
------------

     Gross profit declined in the current quarter primarily due to a $1,480,000 charge to cost of sales resulting from additions to the allowance for inventory obsolescence. The addition to the allowance for inventory obsolescence was made primarily due to the absence of marketability of the PlaceMaster(R) line and for accessories related to old PlacePro(R) models. The addition to the allowance was further necessitated by management's decision to re-direct its marketing and sales effort on promoting the DataPlace(R) machine.

Sales, General and Administrative
---------------------------------

     Selling expenses decreased due to reduced commission expense on the lower level of sales. General and administrative expenses increased in the current quarter primarily due an increase in the allowance for doubtful accounts related to a receivable from an AMS customer whose financial condition deteriorated.

                               AMISTAR CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


Research and development
------------------------

     Research and development expenses in the current quarter were incurred to enhance the Company's new DataPlace(R) label application machine.

Income tax expense
------------------

     The current quarter income tax expense includes a 100% valuation allowance recorded against the deferred income tax asset. This valuation was based on the year-to-date loss position and management's belief that it is not more likely than not that the Company will be able to utilize the benefits of the deferred tax assets in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash of $1,064,000 from operating activities for the nine months ended September 30, 1999. Accounts receivable decreased primarily due to the lower sales level and the increased allowance for doubtful accounts. Inventory decreased primarily due to the allowance for inventory obsolescence. Accounts payable and accrued liabilities decreased due to the lower level of inventory purchases and lower sales volume.

     The Company was in default on financial covenants related to a letter of credit reimbursement agreement with its bank. The letter of credit supports the $4,500,000 industrial development bonds. On November 3, 1999, the Company received a waiver related to these covenants extending through December 31, 2000. The Company believes that cash provided from operations, and cash balances at September 30, 1999 will be adequate to support its operating and investing requirements through 1999.

                                YEAR 2000 ISSUES

     The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company has assessed its Year 2000 requirements and believes that its critical computer systems, its products, and capital equipment are Year 2000 compliant. Therefore, the Company believes that its costs to become Year 2000 compliant have not been material and are not anticipated to be material in the future.

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

                            YEAR 2000 ISSUES (CONT'D)

results or financial condition. Of the key suppliers identified, Tenryu Technics, the manufacturer of the private label line, has confirmed that their Tenryu built machines are Year 2000 compliant and their assessment of general Year 2000 readiness has been completed. The Company has not developed a contingency plan for a worst case Year 2000 scenario. As a result of widespread or extended failure of systems of third parties to be Year 2000 compliant, this could have a material adverse effect on the Company's business and financial condition or operating results.

     The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. A significant decrease in the exchange rate of Yen versus the U.S. Dollar could have an adverse effect on the Company's financial condition or results of operations. The Company's only long-term debt at September 30, 1999, is comprised of Industrial Development bonds. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

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