Form 10-K
period 1999-12-31
AMISTAR CORP
filed 2000-03-17
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999
[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934
For the transition period from _______ to _______
Commission file number 0-13403

--------------------------------------------------------------------------------
                               AMISTAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


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

                                   YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 6, 2000: $7,093,000.

      The number of shares outstanding of registrant's Common Stock as of March 6, 2000: 3,136,500 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference:
PART III Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 3, 2000 filed with the Securities and Exchange Commission.


                                    AMISTAR CORPORATION

                                         FORM 10-K

                                     TABLE OF CONTENTS

PART I
 1.    Business................................................................................... 3
 2.    Properties................................................................................. 6
 3.    Legal Proceedings.......................................................................... 6
 4.    Submission of Matters to a Vote of Security Holders........................................ 6

PART II
 5.    Market for Registrant's Common Stock and Related Stockholder Matters........................8
 6.    Selected Financial Data.....................................................................9
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .....10
 7a.   Quantitative and Qualitative Disclosures About Market Risk ................................13
 8.    Financial Statements and Supplementary Data................................................14
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......27

PART III
10.    Directors and Executive Officers of the Registrant.........................................27
11.    Executive Compensation.....................................................................27
12.    Security Ownership of Certain Beneficial Owners and Management.............................27
13.    Certain Relationships and Related Transactions.............................................27

PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................27


                                     PART I


This Annual Report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, success of research and development, customer acceptance of products, gross profit and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations and other factors.

ITEM 1. BUSINESS

      Amistar Corporation (the Company) designs, develops, manufactures, markets and services a variety of automatic equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. Amistar's Manufacturing Services Division (AMS) provides manufacturing services to companies who outsource the manufacturing of their electronic products.

      Printed circuit assemblies, which are the basis for most electronic products, start with a printed circuit board (PCB), to which components are assembled. PCB's are used commonly by manufacturers of a wide variety of electronic systems and products to interconnect components. Typically, these boards contain conductive layers, holes that receive the leads of "through-hole" components, pads on the board surface that provide a connection point for "surface mounted" components and interconnect layers that connect the various components to form an electrical network.

      The physical characteristics of modern electronic devices and printed circuit boards are diverse. As a result, the design and manufacture of automatic assembly equipment is highly specialized. The majority of electronic devices fall into two general categories: surface mount devices (SMD) and leaded through-hole components. Components come in a large range of sizes and configurations. Further, current printed circuit board designs are complex and use numerous component types that must be placed densely to minimize wasted space. Accordingly, automatic assembly equipment must be sufficiently flexible to adjust to a wide variety of components and product designs.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: manufacture and distribution of assembly and labeling machines and related accessories, and contract manufacturing services. Information concerning the Company's operations for the two segments is found in note 11 to the financial statements.

Products
--------

      The Company's current machine product line features four models designed for the latest SMD assembly technologies. Amistar's machine model specifications were chosen to serve a broad range of market requirements. Each model offers a wide range of application-specific tools, device handlers, feeders, and placement heads. Different models offer a range of production speeds, software and investment levels to meet a user's unique needs. This flexibility enables the customer to order the model and features best suited to meet their assembly requirements.

      The Company's product line consists of manufactured products and distributed private label products. The primary manufactured products are the DataPlace(R) automatic labeler, SMD assembly feeders and accessories utilized on the private label line and through-hole assembly machines and spare parts. The primary distributed products are the private label LaserPro(R) and PlacePro(R) lines. The private label products are distributed under an OEM supply agreement with a manufacturer in Japan, and as a result, the Company has significant supply dependence. A change in the supplier's price, delivery or distribution channels could cause a loss of sales, a decline in gross margins, or other consequences that could adversely affect operating results.

Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract manufacturing services to OEMs in various industries, such as medical, computer peripherals, audio/video, industrial, data networking, and telecommunications. The Company offers turnkey solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, all levels of testing, final product, enclosure and systems build, distribution and warranty depot support. Currently, the Company operates two facilities, one in Anaheim, California and one at the corporate facility in San Marcos, California.

Product Development
-------------------

      The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company is committed to the continuing enhancement of its current products to allow their use in a wider variety of applications and the development of new products to further reduce customer labor costs and increase manufacturing efficiencies.

      During 1999, 1998 and 1997, the Company's engineering, research and development expenses were approximately $1,197,000, $1,202,000 and $1,462,000, respectively. Development efforts were focused in 1999 on the DataPlace(R) 100 LP automatic label placer.

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

Dependence on a Single Customer
-------------------------------

      During 1999, sales of $1,855,000 (or 12% of total sales) were made to Merit Medical Systems, Inc. During 1998 and 1997, sales of $2,326,000 (or 11% of total sales) and $3,751,000 (or 16% of total sales) were made to Smart Modular Technologies, respectively.

Foreign Sales
-------------

      A portion of the Company's machine sales has traditionally been to foreign customers. Profitability and product mix of foreign machine sales are generally comparable to domestic sales. The Company is subject to the usual risks of international trade, including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three fiscal years.


(Dollars in thousands)                  1999                         1998                        1997
                              -------------------------     ------------------------    ------------------------

United States                      $13,573         90%         $18,258         88%          $17,348         76%
Europe                                 187          1%           2,010         10%            4,035         18%
South America\Canada                   523          4%             258          1%            1,389          6%
Asia                                   788          5%             202          1%               68          0%
                              -------------    --------    ------------     -------     ------------     -------
TOTALS                             $15,071        100%         $20,728        100%          $22,840        100%
                              =============    ========    ============     =======     ============     =======


      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in notes 11 and 12 to the financial statements.

Service
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers out of the Company's San Marcos, California; Warrenville, Illinois; Melbourne, Florida; Battle Ground, Washington; and Danvers, Massachusetts offices. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

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

Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component or label placement equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic competitors are Brady Worldwide, Inc., Nortek Automation, Inc., Universal Instrument Corporation, a subsidiary of Dover Corporation, Juki Automation Systems, Inc. and Quad. Amistar also faces competition from foreign companies, including Panasonic, Fuji, Mydata, Philips and Siemens.

      The Company believes that the key factors affecting the choice of a label placement or surface mount machine are reliability, speed, quality and speed of service, ability to detect errors, range of labels or components inserted or placed, ease of programming, integration with ERP systems, and price.

      There are numerous companies, both large and small in size, which provide contract electronic circuit board assembly services.

Backlog
-------

      Customer machine order lead times are usually of a short duration. Current practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period. The Company's label placement machine finished goods inventory and private label inventory supply pipeline has been adequate to fulfill machine orders in a short lead-time. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 1999 was $2,167,000, all of which is expected to ship during the next 12 months. Backlog was $6,503,000 at December 31, 1998.

Patents and Licenses
--------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets, to establish and maintain proprietary rights in its technology and products. As of December 31, 1999, the Company has been issued nine United States patents relating to mature products and has three patents pending related to the new DataPlace(R) label placement machine. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------

      During the week ended February 11, 2000, the Company had 134 full-time employees and 21 temporary employees. Of the total employees, 97 were employed in manufacturing, 17 in marketing and service, 8 in product development and 12 in administration and finance.


ITEM 2.  PROPERTIES

      The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, machine manufacturing, electronic manufacturing services, and research and development offices are located in this building of 80,000 square feet completed in April of 1987.

      The Company leases a 14,000 square foot facility in Anaheim, California for a term of five years, expiring in March 2001, at a current monthly rental rate of $7,112. This facility is utilized for Amistar Manufacturing Services. The Company also leases sales and service offices at the following locations:
Danvers, Massachusetts, with a term of three years, expiring June 30, 2001 at a monthly rent rate of $244, and Warrenville, Illinois, with a term of five years, expiring August 2002, at a monthly rate of $2,309.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


EXECUTIVE OFFICERS AND DIRECTORS

                  Name                  Age                              Title
                  ----                  ---                              -----

        Stuart C. Baker                  68         Chairman of the Board, President and Director
        Richard A. Butcher               59         Director
        William W. Holl                  69         Chief Financial officer, Treasurer, Secretary and Director
        Carl C. Roecks                   66         Director
        Gordon S. Marshall               80         Director
        Daniel C. Finn                   43         Vice President of Operations-Machine Division
        Tod N. Kilgore                   42         Vice President of Sales and Marketing-AMS Division
        Gregory D. Leiser                43         Vice President of Finance
        Harry A. Munn                    48         Vice President of Marketing and Sales-Machine Division
        Michael G. Saloka                60         Vice President and General Manager-AMS Division


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

      Mr. Holl, a founder of the Company, has served the Company as a Director and as Treasurer and Secretary since its inception in 1971, and as Chief Financial officer since 1978.

      Mr. Roecks, a founder of the Company, has served the Company in various engineering and management capacities since its inception in 1971. Since 1989 Mr. Roecks has been semi-retired, and serves the Company on a part-time basis.

      Mr. Marshall has served the Company as the Chairman of the Board from 1974 to 1993. Mr. Marshall was the founder and former Chairman of the Board of Marshall Industries, an electronics distribution company that was acquired by Avnet Electronics Marketing in 1999.

      Mr. Finn has served the Company since 1979, and as Vice-President Operations-Machine Division since 1999.

      Mr. Leiser has served the Company since 1995, and as Vice-President Finance since 1999.

      Mr. Munn has served the Company since 1985, and as Vice-President Marketing and Sales-Machine Division since 1997.

      Mr. Saloka has served the Company as Vice-President and General Manager-AMS Division since 1999.

      Mr. Kilgore has served the Company as Vice-President Sales and Marketing-AMS Division since 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      From May 1984, when Amistar had its initial public offering, until June 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. From June 18, 1985 until January 1999, the Company's stock was traded on the NASDAQ/NMS (National Market System); since January 1999, the stock has traded on the NASDAQ/SC (Small Cap market system). The following table reflects the closing prices per share for the last two years:

                Quarter ended                 High*                     Low*
                -------------                 -----                     ----
                Mar. 31, 1999                 2-11/16                   1-7/8
                Jun. 30, 1999                 2-1/4                     1-3/4
                Sep. 30, 1999                 1-15/16                   1-1/4
                Dec. 31, 1999                 2                         1-1/16

                Mar. 31, 1998                 5                         3-1/4
                Jun. 30, 1998                 4-1/2                     3-1/4
                Sep. 30, 1998                 3-1/2                     2-1/4
                Dec. 31, 1998                 2-5/8                     1-5/16

                * The prices indicated are as reported by the National Association of Security Dealers.

      The Company had approximately 90 shareholders of record on December 31, 1999, however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

      The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA
Statements of Operations Data:
                                                                   Year Ended December 31,
                                             -------------------------------------------------------------------
                                                            (In thousands, except per share data)

                                                 1999          1998          1997         1996          1995
                                             ------------  ------------  ------------ ------------  ------------
Net sales                                    $    15,071   $    20,728   $    22,840  $    23,270   $    25,361
Cost of sales                                     13,776        15,109        14,738       14,634        16,732
                                             ------------  ------------  ------------ ------------  ------------
Gross profit                                       1,295         5,619         8,102        8,636         8,629
                                             ------------  ------------  ------------ ------------  ------------

Operating expenses:
     Selling                                       2,637         3,222         4,155        4,402         4,109
     General & administrative                      2,065         1,067         1,014        1,145         1,171
     Engineering, research & development           1,197         1,202         1,462        1,234           951
                                             ------------  ------------  ------------ ------------  ------------
                                                   5,899         5,491         6,631        6,781         6,231

Income (loss) from operations                     (4,604)          128         1,471        1,855         2,398
Other income (expense):
     Interest, net                                   (43)           (8)           86          (67)          (99)
     Miscellaneous                                     6            61            41           51            78
                                             ------------  ------------  ------------ ------------  ------------

Earnings (loss) before income taxes               (4,641)          181         1,598        1,839         2,377
Income tax expense (benefit)                         196           (50)          505          117           300
                                             ------------  ------------  ------------ ------------  ------------

Net earnings (loss)                          $    (4,837)  $       231   $     1,093  $     1,722   $     2,077
                                             ============  ============  ============ ============  ============


Basic and diluted earnings (loss) per
    common share                             $     (1.54)  $      0.07   $      0.34  $      0.53   $      0.65
                                             ============  ============  ============ ============  ============
Weighted-average shares
    outstanding (in thousands)                     3,137         3,206         3,236        3,228         3,193
                                             ============  ============  ============ ============  ============

Selected Balance Sheet Data:

                                                1999          1998          1997          1996          1995
                                            ------------  ------------  ------------  ------------  ------------
Working capital                             $     8,236   $    11,709   $    12,632   $    11,938   $    10,815
Total assets                                     16,285        21,759        22,236        21,551        19,742
Long-term obligations                             4,500         4,500         4,500         4,500         4,500
Retained earnings                                 5,967        10,803        10,573         9,480         7,758
Total shareholders' equity                       10,587        15,424        15,448        14,338        12,613



ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
Quarterly Financial Information (unaudited)

                                                               Quarter Ended,
                                         ------------------------------------------------------------
                                            3/31             6/30            9/30           12/31
                                         ------------    ------------    ------------    ------------
                                                    (In thousands, except per share data)
         1999
Net sales                                $     4,619     $     3,288     $     3,056     $     4,108
Gross profit                                   1,063             326            (947)            853
Net earnings (loss)                             (222)           (564)         (3,114)           (937)
Basic and diluted earnings
   (loss) per common share                     (0.07)          (0.18)          (0.99)          (0.30)

         1998
Net sales                                $     5,306     $     4,890     $     4,547     $     5,985
Gross profit                                   1,731           1,233           1,058           1,597
Net earnings (loss)                              177            (111)           (148)            313
Basic and diluted earnings
   (loss) per common share                      0.05           (0.03)          (0.05)           0.10


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1999 Compared to 1998
-------------------------------------------

      Sales decreased to $15,071,000, from $20,728,000 in 1998, a decrease of 27%. Surface mount assembly machine sales were negatively affected by the soft demand and the diminished competitiveness of the current private label model in the electronics industry and particularly in the PC memory assembly sector. The Company also experienced a significant decline in sales to its largest customer, Smart Modular Technologies, who had chosen to utilize a competitor model for their capacity expansion needs. Facing the Company's declining position in the SMD machine market, management made a strategic decision during 1999 to increase its marketing effort in the product identification technology sector. Unlike the SMD machine market, with its mature technology, and intense competition, the product identification market is in the early stage of development and under served. The Company will target Fortune 500 sized companies that have the capability of ordering multiple machines. While the Company will continue to distribute SMD machine products and service existing customers, management believes growing opportunities exist in the product identification area. The Company commenced production of its first product identification machine model (DataPlace(R) 100LP) during the early part of 1999 and sold two machines in the later part of 1999.

      On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics, the manufacturer of the private label machines, and Yamaha Motor Co., Ltd. IM Operations. The notice stated the intent to establish a new company on April 1, 2000, to which Tenryu Technics would transfer all its property and personnel. The new company will have its own brand and sales network. The Company is unsure what effect, if any, this planned action will have on its relationship with Tenryu Technics.

      The table on page 13 shows that sales of Amistar manufactured machines, parts, and service declined during 1999 and in 1998. The Company discontinued marketing its PlaceMaster(R) surface mount machine models in 1999. During 1999, two PlaceMaster(R) machines were transferred to AMS from inventory as part of a planned expansion of assembly line capacity. The Company continues to evaluate the marketability of its products and establishes appropriate inventory allowances for obsolescence as required. The Company's through-hole machines in the field generate a significant portion of parts and service sales. As the population of the Company's through-hole technology machines has declined, demand for spare parts and out-of-warranty field service has continued to follow a parallel trend. The Company's primary sales and gross margin contributions have come from the distributed private label machine line for each of the years in the three-year period ended December 31, 1999.

      Sales generated from the AMS division decreased 2% in 1999 as compared to an increase of 14% in 1998. The loss of a major customer whose financial condition deteriorated, contributed to the sales decline in 1999. No portion of sales is attributable to inflation for 1999.

------------------------------------------------------

      Gross profit decreased $4,324,000 and 18.5% as a percentage of sales in 1999, compared to 1998. This decrease was due to a negative gross profit realized by the AMS division, a $1,437,000 addition to the allowance for inventory obsolescence related to PlaceMaster(R) machines, a $210,000 addition to the allowance for inventory related to private label products, and excess plant capacity in the machine division.

      Selling expenses decreased $585,000 in the current year due to staff reductions and reduced marketing expenses. Lower machine sales volume and the resulting lower commission expense, which generally ranges from 7% to 12% of selling price also resulted in reduced selling expenses.

      General and administrative expense increased $999,000 over 1998. This increase includes an addition to the allowance for doubtful accounts of $996,000 related to three companies whose financial condition deteriorated during 1999. All three companies were young, rapidly expanding, thinly capitalized companies that the Company saw opportunities to grow with. Two of the three companies were severely crippled by the shortage of computer memory chips and the rapid increase of prices in the fourth quarter of 1999. In the case of one customer, the entire contract receivable balance was written down to the net realizable value of the equipment reposessed by the Company.

       Development efforts in 1999 were focused the DataPlace(R) label placement machine. The Company does not have any firm commitments to continue funding product research and development. However, management anticipates that spending on development will continue at existing levels during 2000.

      Interest income decreased $55,000 in 1999, compared to 1998, due to lower average cash balances during 1999.

      Income tax expense includes a 100% valuation allowance recorded against the deferred income tax asset. This valuation was based on the 1999 loss position and management's belief that it is not more likely than not the Company will be able to utilize the benefits of the deferred tax assets in the future.

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

      The table on page 13 shows that sales of Amistar manufactured machines, parts, and service declined during 1998 from 1997. The Company has continued to experience difficulty marketing its PlaceMaster(R) surface mount machine models. During 1998, no PlaceMaster(R) machines were sold compared to one unit sold in 1997. At December 31, 1998, three PlaceMaster(R) machines remained in inventory, which the Company planned to either sell at aggressive pricing or transfer to AMS plant equipment in the next 24 months. During 1998, three PlaceMaster(R) machines were transferred to AMS from inventory as part of a planned expansion of assembly line capacity.

      Sales generated from the AMS division increased 14% in 1998 as compared to an increase of 28% in 1997. No portion of sales is attributable to inflation for 1998.

      Gross profit decreased $2,483,000 and 8.4% as a percentage of sales in 1998, compared to 1997. This decrease was due to a negative gross profit realized by the AMS division, additions to the allowance for inventory obsolescence related to PlaceMaster(R) machines, and excess plant capacity in the machine division. The gross profit also was affected negatively by a greater degree of machine sales discounting in 1998, compared to 1997, due to competitive conditions. The negative gross profit of $336,000 generated by AMS in 1998 compared to a gross profit of $165,000 in 1997. The decline in AMS gross profit is primarily due to increased management and support personnel costs in order to support a higher level of volume than presently experienced.

      Selling expenses decreased $933,000 in 1998 due to the closure of the Company's European operations in 1997. Lower machine sales volume and the resulting lower commission expense, which generally ranges from 7% to 12% of selling price, also resulted in reduced selling expenses.

--------------------------------

      Engineering, research and development decreased $260,000 in 1998, primarily due to the conclusion of development of the PlaceMaster(R) machines. Development efforts in 1998 were focused on the DataPlace(R) machine.

      Interest income decreased $93,000 in 1998, compared to 1997, as the Company settled a contract which generated interest income with a customer from the Company's German subsidiary in 1997.

      The income tax benefit in 1998 was generated primarily from deductions related to liquidation of the Company's German subsidiary.

Year 2000 Issues
----------------

      The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. The Company assessed its Year 2000 requirements and determined that its major computer systems, its products, and capital equipment were Year 2000 compliant. The costs to access Year 2000 compliance were immaterial.

      The Company has not experienced any significant problems or interruption in operations related to Year 2000 issues.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash flow from operations increased during 1999 compared to a decrease in 1998 and an increase in 1997. Working capital declined $3,473,000 in 1999, $923,000 in 1998 and increased $694,000 in 1997. Operating activities generated (consumed) $1.2 million, $(.3) million and $1.4 million in cash flow during the years ended 1999, 1998 and 1997, respectively. The current year decrease in working capital was primarily due to charges related to inventory obsolescence and allowance for doubtful accounts. Surplus cash is invested in money market accounts.

      The Company generated cash by collecting a contract receivable for $400,000 in advance of its scheduled maturity date. Contracts receivable also decreased $296,000 in 1999 due to a write-down of the contract receivable to the net realizable value of the equipment to be reposessed. In January 2000, the Company repossessed ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms. The repossession of six current models and four older models, resulted in a reduction of $739,000 in contracts receivable and a corresponding increase to finished goods inventory. The Company believes it will be successful in selling the ten machines at the recorded net realizable value during 2000. A significant portion of the contacts receivable balance at December 31, 1999 originated from sales to customers that the Company believes is of moderate risk. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

      As in 1998, investment activities in 1999 consisted primarily of capital expenditures to support the expected growth of the Amistar Manufacturing Services division. During 1999, the AMS division added another SMT assembly line at its San Marcos, California facility. During 1998, the AMS division doubled surface mount capacity, added optical inspection, occupied a greater portion of the building square footage, and re-engineered the factory work and materials flow at the San Marcos, California facility.

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

      The Company's primary sources of liquidity consist of cash and working capital. The line of credit with the Company's bank expired on March 31, 1999. Management does not intend to pursue another line of credit at this time. The Company believes that cash provided from operations and cash balances at December 31, 1999, will be adequate to support its operating and investing requirements through 2000.

The following table sets forth the statements of operations as a percentage of net sales:

                                                                    Percentage of Net Sales
                                                                    -----------------------
                                                       1999                    1998                     1997
                                                   ------------            ------------            ------------

Net sales                                                100.0                   100.0                   100.0
Cost of sales                                             91.4                    72.9                    64.5
                                                   ------------            ------------            ------------
Gross profit                                               8.6                    27.1                    35.5
                                                   ------------            ------------            ------------

Operating expenses:
    Selling                                               17.5                    15.5                    18.2
    General and administrative                            13.7                     5.1                     4.5
    Engineering, research and development                  7.9                     5.8                     6.4
                                                   ------------            ------------            ------------
                                                          39.1                    26.4                    29.1
                                                   ------------            ------------            ------------

Income (loss) from operations                            (30.5)                    0.7                     6.4

Other income (expense):
    Interest, net                                          (.2)                     .0                      .4
    Miscellaneous                                           .0                      .2                      .2
                                                   ------------            ------------            ------------

Earnings (loss) before income taxes                      (30.7)                    0.9                     7.0
Income tax expense (benefit)                               1.3                     (.2)                    2.2
                                                   ------------            ------------            ------------

Net earnings (loss)                                      (32.0)                    1.1                     4.8
                                                   ============            ============            ============

The following table sets forth sales (in thousands) by product classification:

                                        1999                      1998                     1997
                               -----------------------   -----------------------  -------------------------
Amistar machines,
     parts and service         $      2,989       20%    $      4,346       21%    $      5,532        24%
Private label machines                6,001       40%          10,193       49%          11,869        52%
Manufacturing services                6,081       40%           6,189       30%           5,439        24%
                               -------------  --------   ------------- ---------  --------------  ---------
                               $     15,071      100%    $     20,728      100%    $     22,840       100%
                               =============  ========   ============= =========  ==============  =========

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. The Company does not have any derivative financial instruments.

      Approximately 32% of the Company's cost of goods sold for the year ended December 31, 1999, represents purchases of private label product denominated in Yen. During the year ended December 31, 1999, the Yen versus the U.S. Dollar exchange rate experienced on purchases ranged from a low of 102.45 Yen to a high of 123.05 Yen. A significant decrease in the exchange rate of Yen versus the U.S. Dollar could have an adverse effect on the Company's financial condition or results of operations.

      The Company's only long-term debt at December 31, 1999, is comprised of Industrial Development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted-average variable rate of 3.39% during 1999.

      A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors and Shareholders
Amistar Corporation:


We have audited the accompanying balance sheets of Amistar Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.






San Diego, California                                     /s/ KPMG LLP
                                                          ------------
January 28, 2000


                                         AMISTAR CORPORATION
                                           Balance Sheets

December 31,                                                                 1999                  1998
------------------------------------------------------------------------------------------------------------
ASSETS  (note 5)
Current assets:
     Cash and cash equivalents                                        $     2,475,705       $     1,476,611
     Trade accounts receivable, less allowance for doubtful
       accounts of $853,995 in 1999 and $164,839 in 1998                    2,673,129             4,852,762
     Contracts receivable (note 3)                                            841,045             1,139,686
     Income taxes receivable (note 6)                                         207,518               289,204
     Inventories (note 2)                                                   3,046,999             4,834,863
     Demonstration equipment                                                  117,577               273,630
     Prepaid expenses                                                          72,084               216,703
     Deferred income taxes (note 6)                                                 -               461,000
                                                                      ----------------      ----------------
          Total current assets                                              9,434,057            13,544,459
                                                                      ----------------      ----------------
Property and equipment:
     Land                                                                     981,875               981,875
     Building and building improvements                                     4,078,205             4,043,098
     Machinery and equipment                                                6,755,346             6,589,604
     Computer software and equipment                                          463,447               707,525
     Leasehold improvements                                                    11,767                11,767
                                                                      ----------------      ----------------
                                                                           12,290,640            12,333,869
     Less accumulated depreciation and amortization                        (6,908,443)           (6,565,582)
                                                                      ----------------      ----------------
          Net property and equipment                                        5,382,197             5,768,287
                                                                      ----------------      ----------------
Contracts receivable (note 3)                                                  24,730               987,085
Restricted cash (note 5)                                                    1,329,000             1,329,000
Other assets                                                                  114,712               130,087
                                                                      ----------------      ----------------
                                                                      $    16,284,696       $    21,758,918
                                                                      ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $       514,854       $       652,161
     Accrued payroll and related costs                                        120,154               180,163
     Accrued liabilities                                                      212,236               460,206
     Accrued product installation and warranty costs                          105,000               115,000
     Accrued commissions                                                      245,401               427,766
                                                                      ----------------      ----------------
          Total current liabilities                                         1,197,645             1,835,296
                                                                      ----------------      ----------------

Industrial development bonds (note 5)                                       4,500,000             4,500,000
                                                                      ----------------      ----------------

Shareholders' equity:
     Preferred stock, $.01 par value. Authorized 2,000,000
       shares; none outstanding                                                     -                     -
     Common stock, $.01 par value. Authorized 20,000,000
       shares; 3,136,500 shares issued and
       outstanding in 1999 and 1998, respectively                              31,365                31,365
     Additional paid-in capital                                             4,589,043             4,589,043
     Retained earnings                                                      5,966,643            10,803,214
                                                                      ----------------      ----------------
          Total shareholders' equity                                       10,587,051            15,423,622
                                                                      ----------------      ----------------
     Commitments (note 8)
                                                                      $    16,284,696       $    21,758,918
                                                                      ================      ================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                           Statements of Operations

Years ended December 31,                                        1999             1998              1997
-------------------------------------------------------------------------------------------------------------
Net sales                                                 $    15,070,500  $    20,727,734   $    22,839,985
Cost of sales                                                  13,775,398       15,109,123        14,738,210
                                                          ---------------- ----------------  ----------------
Gross profit                                                    1,295,102        5,618,611         8,101,775
                                                          ---------------- ----------------  ----------------

Operating expenses:
    Selling                                                     2,637,321        3,221,907         4,154,762
    General and administrative                                  2,065,480        1,066,993         1,014,350
    Engineering, research and development                       1,196,724        1,201,919         1,461,524
                                                          ---------------- ----------------  ----------------
                                                                5,899,525        5,490,819         6,630,636
                                                          ---------------- ----------------  ----------------

Income (loss) from operations                                  (4,604,423)         127,792         1,471,139

Other income (expense):
    Interest expense                                             (152,640)        (173,497)         (172,461)
    Interest income                                               110,175          164,875           257,706
    Miscellaneous                                                   6,214           61,468            41,314
                                                          ---------------- ----------------  ----------------

Earnings (loss) before income taxes                            (4,640,674)         180,638         1,597,698
Income tax expense (benefit) (note 6)                             195,897          (50,000)          505,000
                                                          ---------------- ----------------  ----------------

Net earnings (loss)                                       $    (4,836,571) $       230,638   $     1,092,698
                                                          ================ ================  ================


Basic and diluted earnings per common share               $         (1.54) $          0.07   $          0.34
                                                          ================ ================  ================
Weighted-average shares
     outstanding (in thousands)                                     3,137            3,206             3,236
                                                          ================ ================  ================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                      Statements of Shareholders' Equity

Years Ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------

                                                 Common Stock
                                         ----------------------------   Additional                       Total
                                             Shares                       Paid-in        Retained    Shareholders'
                                           (in 000's)       Amount        capital        Earnings        Equity
                                         -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1996                   3,228   $     32,282   $  4,825,405   $  9,479,878   $ 14,337,565

Shares issued in connection with
     the stock option plan                          9             83         17,839              -         17,922
Net income                                          -              -              -      1,092,698      1,092,698
                                         -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1997                   3,237         32,365      4,843,244     10,572,576     15,448,185

Repurchase of common shares                      (100)        (1,000)      (254,201)             -       (255,201)
Net income                                          -              -              -        230,638        230,638
                                         -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1998                   3,137         31,365      4,589,043     10,803,214     15,423,622

Net loss                                            -              -              -     (4,836,571)    (4,836,571)
                                         -------------  -------------  -------------  -------------  -------------
Balances at December 31, 1999                   3,137   $     31,365   $  4,589,043   $  5,966,643   $ 10,587,051
                                         =============  =============  =============  =============  =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                           Statements of Cash Flows

Years ended December 31,                                                  1999             1998             1997
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net earnings (loss)                                           $    (4,836,571) $       230,638  $     1,092,698
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                      736,189          615,946          610,571
        Gain on sale of equipment                                           (3,784)         (21,000)         (39,368)
        Provision for deferred income tax expense (benefit)                461,000          234,000          (37,000)
        Changes in assets and liabilities:
           Trade accounts receivable, net                                2,179,633          402,631        1,279,784
           Income taxes receivable                                          81,686         (289,204)               -
           Inventories                                                   1,637,864         (255,742)        (199,766)
           Demonstration equipment                                         156,053          257,621          235,511
           Prepaid expenses                                                144,619           54,699           35,193
           Contracts receivable                                          1,260,996       (1,107,853)      (1,186,849)
           Other assets                                                     15,375           10,606           14,270
           Accounts payable                                               (137,307)          (7,518)         120,224
           Accrued payroll and related costs                               (60,009)         (83,229)        (153,128)
           Accrued liabilities                                            (247,969)         (57,304)        (211,463)
           Accrued product installation and warranty costs                 (10,000)         (10,000)         (25,000)
           Accrued commissions                                            (182,365)         (78,188)         (95,162)
           Income taxes payable                                                  -         (216,408)         (60,529)
                                                                   ---------------- ---------------- ----------------
         Net cash provided by (used in) operating activities             1,195,410         (320,305)       1,379,986

Cash flows from investing activities:
     Proceeds from sale of equipment                                         5,647           26,694           44,919
     Capital expenditures                                                 (201,963)        (496,026)        (812,896)
                                                                   ---------------- ---------------- ----------------
        Net cash used in investing activities                             (196,316)        (469,332)        (767,977)

Cash flows from financing activities:
     Repurchase of common stock                                                  -         (255,201)               -
     Common stock issued upon exercise of stock options                          -                -           17,922
                                                                   ---------------- ---------------- ----------------
        Net cash (used in) provided by financing activities                      -         (255,201)          17,922

Net increase (decrease) in cash and cash equivalents                       999,094       (1,044,838)         629,931
Cash and cash equivalents at the beginning of the year                   1,476,611        2,521,449        1,891,518
                                                                   ---------------- ---------------- ----------------
Cash and cash equivalents at the end of the year                   $     2,475,705  $     1,476,611  $     2,521,449
                                                                   ================ ================ ================

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                      $       152,887  $       173,978  $       171,012
                                                                   ================ ================ ================
     Income taxes                                                  $         4,749  $       108,205  $       602,529
                                                                   ================ ================ ================

Supplemental disclosure of non-cash investing activities:

    The Company transferred inventory recorded at $150,000 and $748,000 to property and equipment during 1999 and 1998, respectively.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                          Notes to Financial Statements
                       Three years ended December 31, 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business
     -----------------------
     Amistar Corporation (the Company) manufactures and markets assembly machinery for the electronics industry. In addition, the Company is a contract assembler of printed circuit board assemblies, operating as a separate division under the name Amistar Manufacturing Services (AMS). The Company's customers are located predominately in the United States and Europe. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are available readily, and the Company is not dependent on a single supplier or only a few suppliers, except for the private label equipment line as disclosed in note 12.

     Principles of Consolidation
     ---------------------------
     The 1998 and 1997 financial statements include the accounts of the Company and its wholly owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation (FSC). In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its own direct sales and service offices in Germany and Switzerland. The liquidation of the legal entities was substantially concluded in 1998. All significant inter-company balances and transactions have been eliminated in consolidation.

     Revenue Recognition
     -------------------
     The Company recognizes sales upon shipment of machinery and parts and upon performance of billable service labor. At the time of shipment, the Company also provides for all estimated non-billable installation, training and warranty repair costs to be incurred.

     Cash and cash equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and 1998, cash equivalents amounted to $1,957,000 and $1,188,000, respectively.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Deferred Bond Refinancing Costs
     -------------------------------
     Costs incurred in connection with refinancing the Industrial Development Bonds are amortized on the effective interest method basis over the life of the bonds. Deferred costs are included in other assets.

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

     Stock-Based Compensation
     ------------------------
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense for employee stock option grants is recorded on the date of grant only if the current market price of the Company's stock exceeds the exercise price.

     Earnings per Common Share
     -------------------------
     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share". For the year ended December 31, 1999, stock options totaling 121,000 were excluded in the computation of diluted net income (loss) per share as their effect is anti-dilutive.

     Use of Estimates
     ----------------
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Foreign Currency Translation
     ----------------------------
     The accounts of foreign subsidiaries were measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expenses in the Statements of Operations.

     Fair Value of Financial Instruments
     -----------------------------------
     The carrying amount of cash and cash equivalents, trade and income tax receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amounts of contracts receivable approximate fair value because the contract interest rates and terms reflect market rates and terms on similar instruments. The carrying amount of the Company's Industrial Development Bonds approximates fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2)  INVENTORIES

     Inventories at December 31, 1999 and 1998, consist of the following:

                                             1999                   1998
                                        ---------------        ---------------
     Raw Material                       $      964,526         $      876,236
     Work In Process                         1,074,372              2,016,344
     Finished Goods                          1,008,101              1,942,283
                                        ---------------        ---------------
                                        $    3,046,999         $    4,834,863
                                        ===============        ===============


(3)  CONTRACTS RECEIVABLE

     The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts, at rates ranging from 9% to 10.5%. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary (note 13).


(4)  REVOLVING CREDIT LINE

     The Company maintained a $2,000,000 revolving line of credit with a bank until March 31, 1999. The terms provided for interest payable at the bank's reference rate (7.75% at December 31, 1998) plus 1%. The line was secured by substantially all assets of the Company. During 1999, 1998 and 1997, no amounts had been advanced on this line.


(5)  INDUSTRIAL DEVELOPMENT BONDS

     The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (3.7% at December 31, 1999), with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest-bearing cash collateral account in order to meet a loan-to-value ratio covenant. During 1999, the Company was in default on financial covenants related to the letter of credit agreement. On November 3, 1999, the Company received a waiver related to these covenants extending through December 31, 2000. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in other assets. The bond costs are amortized over the term of the bonds. Deferred bond-refinancing costs were $81,000 and $96,000 at December 31, 1999 and 1998, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(6)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                             Federal              State             Foreign           Total
                          --------------      --------------    --------------    -------------
1999        Current       $    (268,000)      $       3,000     $           -     $   (265,000)
            Deferred            411,000              50,000                 -          461,000
                          --------------      --------------    --------------    -------------
                          $     143,000       $      53,000     $           -     $    196,000
                          ==============      ==============    ==============    =============

1998        Current       $    (286,000)      $       2,000     $           -     $   (284,000)
            Deferred            211,000              23,000                 -          234,000
                          --------------      --------------    --------------    -------------
                          $     (75,000)      $      25,000     $           -     $    (50,000)
                          ==============      ==============    ==============    =============

1997        Current       $     323,000       $      85,000     $     134,000     $    542,000
            Deferred            (29,000)             (8,000)                -          (37,000)
                          --------------      --------------    --------------    -------------
                          $     294,000       $      77,000     $     134,000     $    505,000
                          ==============      ==============    ==============    =============

     Actual income taxes for 1999, 1998 and 1997 differ from "expected" income taxes for those years (computed by applying the U.S. federal statutory rate of 34% to earnings before taxes) as follows:

                                                                1999              1998              1997
                                                           ---------------   ---------------   --------------
Income taxes (federal statutory rate)                      $   (1,578,000)   $       61,000    $     543,000
State and foreign income taxes, net of federal
   income tax benefit                                               3,000            17,000           67,000
Change in valuation allowance                                   1,669,000                 -                -
Permanent differences                                             102,000          (142,000)         (33,000)
Other, net                                                              -            14,000          (72,000)
                                                           ---------------   ---------------   --------------
                                                           $      196,000    $      (50,000)   $     505,000
                                                           ===============   ===============   ==============

     The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                              1999                1998
                                                          --------------     --------------
Deferred tax assets:
     Allowance for doubtful accounts                      $     362,000      $      76,000
     Warranty accrual                                            42,000             46,000
     Inventory allowance                                        890,000            252,000
     Accrued vacation                                            17,000             16,000
     State income tax credits and loss carryforwards             42,000             12,000
     Foreign tax credits and loss carryforwards                 408,000            145,000
     Other                                                       86,000             29,000
                                                          --------------     --------------
Gross deferred tax assets                                     1,847,000            576,000
Deferred tax liabilities-depreciation and
     amortization                                               178,000            115,000
                                                          --------------     --------------
Net deferred tax assets before valuation allowance            1,669,000            461,000
Valuation allowance                                          (1,669,000)                 -
                                                          --------------     --------------
Net deferred tax assets                                   $           -      $     461,000
                                                          ==============     ==============

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(6)  INCOME TAXES (CONTINUED)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

     The Company has foreign tax credits totaling $145,000, which are expected to begin expiring in 2001. The Company has an income tax carryback in the amount of $268,000 at December 31, 1999, which is expected to generate a refund in fiscal 2000. In addition, the Company has income tax carryforwards in the amount of $263,000 at December 31, 1999 which is expected to begin expiring in 2014.

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

     The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been (reduced) increased to the pro forma amounts as follows ($ in thousands, except per share amounts):

                                                       1999             1998             1997
                                                  --------------   --------------   --------------
      Net income (loss) - as reported             $      (4,837)   $         231    $       1,093
      Net income (loss) - pro forma                      (4,903)             211            1,076
      Per share amounts:
          Basic and diluted, as reported                  (1.54)             .07              .34
          Basic and diluted, pro forma                    (1.56)             .07              .33

       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.25, $2.68 and $1.69, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years, expected volatility of 61%, 63% and 62% in 1999, 1998 and 1997, respectively, no dividends, and risk-free interest rate of 5.6%, 5.4% and 5.5% for 1999, 1998 and 1997, respectively.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(7)  STOCK OPTION PLAN (CONTINUED)

     Stock option activity during the periods indicated is as follows:

                                                               Year Ended December 31,
                                ----------------------------------------------------------------------------------------
                                          1999                           1998                         1997
                                ---------------------------    ---------------------------   ---------------------------
                                               Weighted-                       Weighted-                    Weighted-
                                                Average                         Average                      Average
                                   No. of      Exercise           No. of       Exercise        No. of        Exercise
                                   Shares        Price            Shares         Price         Shares         Price
                                ------------- -------------    ------------- -------------  -------------  -------------
Beginning balance                     29,750  $     3.1980           13,750  $     2.8466         12,250   $     2.2552

Options granted                      182,000        1.6400           76,000        3.2862         10,000         3.0000
Options exercised                          -             -                -             -         (8,500)        2.1250
Options expired/cancelled             (5,000)       3.5000          (60,000)       3.2292              -
                                ------------- -------------    ------------- -------------  -------------  -------------

Ending balance                       206,750  $     1.8194           29,750  $     3.1980         13,750   $     2.8466
                                ============= =============    ============= =============  =============  =============

Balance exercisable                   11,500                          5,000                        1,250
                                =============                  =============                =============

     The range of exercise prices on options outstanding at December 31, 1999.are as follows: 11,000 shares at $3.50, 10,000 shares at $3.00, 3,750 shares at $2.4375, 74,000 shares at $2.125, 20,000 shares at $1.5630 and
     88,000 shares at $1.25. At December 31, 1999, the weighted-average remaining contractual life of outstanding options was 5 years.

(8)  COMMITMENTS

     The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $117,000, $114,000, and $189,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has future minimum lease payments under non-cancelable operating leases of $118,000, $51,000 and $20,000 for the years ending December 31, 2000, 2001 and 2002 respectively.

     A summary of future minimum lease payments under non-cancelable operating leases follows:

                          Year Ending December 31:
                          ------------------------
                      2000                 $     118,000
                      2001                        51,000
                      2002                        20,000
                                           --------------
                                           $     189,000
                                           ==============

(9)  RELATED PARTY TRANSACTIONS

     The Company purchased certain electronic components from Marshall Industries (Marshall) during the three years ended December 31, 1999. Gordon Marshall, a director of the Company, was Chairman of the Board of Marshall Industries until 1999, when Marshall was acquired by Avnet Electronics Marketing. During 1999, 1998, and 1997, such purchases totaled $751,000, $861,000 and $637,000, respectively. Accounts payable to Marshall was $163,000 at December 31, 1998. The Company also acted as a subcontractor to Marshall through its Amistar Manufacturing Services division until October 1999. Sales to Marshall were $285,000, $1,223,000 and $1,215,000 in 1999, 1998 and 1997, respectively. Accounts receivable from Marshall at December 31, 1998 was $64,000.

     The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company, is Managing Director of Automation, Ltd. Sales to Automation, Ltd. were $42,000, $39,000 and $73,000 for 1999, 1998, and
     1997, respectively. Accounts receivable from Automation, Ltd. was $15,000 at December 31, 1999, and $1,000 at December 31, 1998.

(10) 401(K) PLAN

     The Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed by the Company in 1999, 1998, and 1997 were $80,000, $82,000, and $73,000, respectively.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

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

                                                                                  MFG.
                                    MACHINE SALES AND SERVICE                  SERVICES
                                 -------------------------------------------- ----------
                                  UNITED                 REST OF                UNITED
                                  STATES       EUROPE     WORLD      TOTAL      STATES    CORPORATE    TOTAL
                                 ----------  ---------- ---------- ---------- ---------- ----------  ----------
 Year Ended December 31, 1999

 Net sales                       $   7,492   $     187  $   1,311  $   8,990  $   6,081  $       -   $  15,071
                                 ==========  ========== ========== ========== ========== ==========  ==========
 Income (loss) from
   operations                       (2,413)        (59)      (443)    (2,915)    (1,653)       (36)     (4,604)
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Depreciation and amortization          76           -          -         76        466        194         736
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Total assets                        4,726         167        552      5,445      2,562      8,278      16,285
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Additions to long-lived assets         28           -          -         28        247         77         352
                                 ==========  ========== ========== ========== ========== ==========  ==========

 YEAR ENDED DECEMBER 31, 1998

 Net sales                       $  12,068   $   2,010  $     461  $  14,539  $   6,189  $       -   $  20,728
                                 ==========  ========== ========== ========== ========== ==========  ==========
 Income (loss) from
   operations                          598         109         25        732       (657)        53         128
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Depreciation and amortization          76           -          -         76        329        211         616
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Total assets                       10,212       1,237         36     11,485      3,014      7,260      21,759
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Additions to long-lived assets         25           -          -         25      1,110        109       1,244
                                 ==========  ========== ========== ========== ========== ==========  ==========

 YEAR ENDED DECEMBER 31, 1997:

 Net sales                       $  11,909   $   4,035  $   1,457  $  17,401  $   5,439  $       -   $  22,840
                                 ==========  ========== ========== ========== ========== ==========  ==========
 Income (loss) from
   operations                        1,128         217         75      1,420        (76)       127       1,471
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Depreciation and amortization          70          24          -         94        382        135         611
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Total assets                        9,099       1,581         31     10,711      2,226      9,299      22,236
                                 ==========  ========== ========== ========== ========== ==========  ==========

 Additions to long-lived assets         85           6          -         91        483        239         813
                                 ==========  ========== ========== ========== ========== ==========  ==========

     Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000, $85,000 and $ 67,000 were allocated to the AMS division from the Machine division during 1999, 1998 and 1997, respectively. This occupancy allocation is based on square feet utilized.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(11) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

     Earnings before income taxes allocated to the Corporate segment for 1999, 1998 and 1997 consists of interest income, interest expense and miscellaneous income. The basis for attributing revenue to the segments and geographical areas is based on where products and services are sold.

     Included in total assets are amounts due from foreign customers aggregating $685,000 at December 31, 1999, $1,273,000 at December 31, 1998, and
     $709,000 at December 31, 1997.

(12) BUSINESS CONCENTRATIONS

     The Company distributes the private label equipment line under a long-term OEM supply agreement with Tenryu Technics. The agreement provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe. Private label sales comprised 40%, 49% and 52% of total sales in 1999, 1998 and 1997, respectively, and as a result, the Company has significant dependence on this supplier. A change in suppliers could cause a possible loss of sales and a decline in gross margins, which would adversely affect operating results.

     On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics (Tenryu) and Yamaha Motor Co., Ltd. IM Operations. The notice stated the intent to establish a new company on April 1, 2000, to which, Tenryu would transfer all its property and personnel. The new company will have its own brand and sales network. The Company is unsure what effect, if any, this announcement will have on its relationship with Tenryu.

     Most of the Company's customers are located in the United States and Europe. During 1999, sales of $1,855,000 (or 12%) of total sales were made to Merit Medical Systems, Inc. During 1998 and 1997, sales of $2,326,000 (or 11%) and $3,751,000 (or 16%) were made to Smart Modular Technologies respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its allowance for doubtful accounts.

(13) SUBSEQUENT EVENT

     In January 2000, the Company repossessed ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms. The repossession of six current models and four older models resulted in a transfer of $739,000 in contracts receivable to finished goods inventory, in January 2000. As of December 31, 1999, the contract receivable was written down to the net realizable value of the equipment to be reposessed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 24, 2000, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5 to 7 of the Company's definitive Proxy Statement, dated March 24, 2000, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on page 3 of the Company's definitive Proxy Statement, dated March 24, 2000, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is incorporated herein by reference the information from the section entitled "Certain Transactions" on page 10 of the Company's definitive Proxy Statement, dated March 24, 2000, filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

             1.  Independent Auditors' Report
                 Financial Statements:
                      Balance Sheets - December 31, 1999 and 1998 Statements of Operations - Years Ended
                          December 31, 1999, 1998, and 1997.
                      Statements of Shareholders' Equity-Years Ended
                          December 31, 1999, 1998 and 1997
                      Statements of Cash Flows - Years Ended December 31, 1999,
                          1998 and 1997
                      Notes to  Financial Statements - Three Years ended
                          December 31, 1999

            2. The following Financial Statement Schedules as of and for the years ended December 31, 1999, 1998 and 1997 are submitted herewith:
                      Schedule II - Valuation and Qualifying Accounts
                      All other schedules are omitted because they are not
                          applicable or not required.

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

           10.3 Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.*

           10.4 Form of Contract for Sales Representatives used in the United States.*

           10.5  Letter Agreement dated December 6, 1984, between
                 Registrant and First Interstate Bank of California.***

           10.6 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**

           10.7 Deed of Trust with assignment of rents and promissory note dated September 21, 1984,with respect to the purchase of land in San Marcos, California.***

           10.8 Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of Sam Marcos on December 19, 1985.***

           10.9  Bank agreement dated November 19, 1984.*****

           10.10 Amendments to the stock option plan.****

           10.11 Form of Indemnity Agreement*****

           10.12 1994 Employee Stock Option Plan******

           22.1  List of Subsidiaries*

           23.1  Independent Auditors' Consent and Report on Schedules

------------------------

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

                                                          AMISTAR CORPORATION



                                                          /s/ Stuart C. Baker
                                                          ----------------------
                                                          Stuart C. Baker
                                                          President


Date:  March 13, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


/s/ Stuart C. Baker                  Principal Executive Officer             March 13, 2000
----------------------------         and Director
      Stuart C. Baker



/s/ William W. Holl                  Chief Financial and Accounting          March 13, 2000
----------------------------         Officer, Treasurer, Secretary and
      William W. Holl                Director




/s/ Carl C. Roecks                   Director                                March 13, 2000
----------------------------
      Carl C. Roecks



/s/ Gordon S. Marshall               Director                                March 13, 2000
----------------------------
      Gordon S. Marshall



/s/ Richard A. Butcher               Director                                March 13, 2000
----------------------------
      Richard A. Butcher


                                              AMISTAR CORPORATION
                                                  Schedule II
                                       Valuation and Qualifying Accounts

                                      Three years ended December 31, 1999

          Column A                 Column B                Column C                   Column D         Column E
------------------------------ ----------------- --------------------------------  -------------   ----------------
                                                           Additions
                                                 --------------------------------
                                 Balance at       Charged to         Charged                            Balance
                                 beginning         costs and        to other                            at end
         Description             of period         expenses         accounts       Deductions          of period
----------------------------- ------------------ --------------------------------  -------------   ----------------
Allowance for doubtful
       accounts (a):

               1999           $        164,839  $       996,000   $      57,510   $     364,354    $       853,995
                              ================= ================  ==============  ==============   ================
               1998           $        276,126  $        75,000   $     103,545   $     289,832    $       164,839
                              ================= ================  ==============  ==============   ================
               1997           $        202,756  $        70,000   $      13,406   $      10,036    $       276,126
                              ================= ================  ==============  ==============   ================

Allowance for inventory
       obsolescence:
               1999           $        631,200  $     1,647,000   $           -   $     626,746    $     1,651,454
                              ================= ================  ==============  ==============   ================
               1998           $        458,496  $       300,000   $      90,226   $     217,522    $       631,200
                              ================= ================  ==============  ==============   ================
               1997           $        697,701  $        55,000   $           -   $     294,205    $       458,496
                              ================= ================  ==============  ==============   ================

Accrued product installation and warranty costs (b):

               1999           $        115,000  $       767,563   $           -   $     777,563    $       105,000
                              ================= ================  ==============  ==============   ================
               1998           $        125,000  $       721,962   $           -   $     731,962    $       115,000
                              ================= ================  ==============  ==============   ================
               1997           $        150,000  $       969,000   $           -   $     994,000    $       125,000
                              ================= ================  ==============  ==============   ================


(a)   DEDUCTIONS REPRESENT ACCOUNTS WRITTEN OFF AS UNCOLLECTIBLE.
(b) DEDUCTIONS INCLUDE WARRANTY AND INSTALLATION COSTS, PRODUCT SUPPORT AND TRAINING EXPENSE.

SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT ON SCHEDULE.