Form 10-Q
period 2000-03-31
AMISTAR CORP
filed 2000-05-11
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
March 31, 2000
--------------------------------------------------------------------------------

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

        CLASS                                      OUTSTANDING AT APRIL 20, 2000

Common Stock $.01 Par Value                                  3,136,500

Part I
ITEM 1. FINANCIAL STATEMENT

                                          AMISTAR CORPORATION
                                       Condensed Balance Sheets
                                            (In thousands)
                                                                       MAR. 31,*            DEC. 31,
                                                                         2000                 1999
                                                                    ---------------      ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $        3,088       $        2,476
   Trade accounts and contracts receivable, net                              3,072                3,514
   Income taxes receivable                                                     212                  208
   Inventories                                                               3,167                3,047
   Demonstration equipment                                                     154                  118
   Prepaid expenses                                                            100                   72
                                                                    ---------------      ---------------
     Total current assets                                                    9,793                9,435

Property and equipment, net                                                  5,233                5,382
Contracts receivable                                                            14                   25
Restricted cash                                                              1,329                1,329
Other assets                                                                   110                  114
                                                                    ---------------      ---------------

                                                                    $       16,479       $       16,285
                                                                    ===============      ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $          697       $          515
   Accrued liabilities                                                         633                  683
                                                                    ---------------      ---------------
      Total current liabilities                                              1,330                1,198

Industrial development bonds                                                 4,500                4,500

Shareholders' equity:
  Common stock                                                                  31                   31
  Additional paid-in capital                                                 4,589                4,589
  Retained earnings                                                          6,029                5,967
                                                                    ---------------      ---------------
     Total shareholders' equity                                             10,649               10,587
                                                                    ---------------      ---------------

                                                                    $       16,479       $       16,285
                                                                    ===============      ===============
*Unaudited

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                     AMISTAR CORPORATION
                    Condensed Statements of Earnings and Retained Earnings
                                 (Unaudited and In thousands)

Three months ended March 31,                                   2000                  1999
-----------------------------------------------------------------------------------------------
Net sales                                                   $        4,775      $        4,619

Cost of sales                                                        3,647               3,556
                                                            ---------------     ---------------

Gross profit                                                         1,128               1,063

Operating expenses:
  Selling                                                              555                 803
  General and administrative                                           268                 271
  Research and development                                             267                 349
                                                            ---------------     ---------------
                                                                     1,090               1,423
                                                            ---------------     ---------------

Income (loss) from operations                                           38                (360)

Other income (expense), net                                             24                 (10)
                                                            ---------------     ---------------

Earnings (loss) before income taxes                                     62                (370)

Income tax expense (benefit)                                             -                (148)
                                                            ---------------     ---------------

Net earnings (loss)                                                     62                (222)

Retained earnings, beginning of period                               5,967              10,803
                                                            ---------------     ---------------
Retained earnings, end of period                            $        6,029      $       10,581
                                                            ===============     ===============
Basic and diluted earnings (loss)
   per common share                                         $         0.02      $        (0.07)
                                                            ===============     ===============
Weighted average shares
   outstanding                                                       3,137               3,137
                                                            ===============     ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 AMISTAR CORPORATION
                                               Statements of Cash Flows
                                            (Unaudited and In thousands)
Three months ended March 31,                                            2000                 1999
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net earnings (loss)                                                $           62       $         (222)

  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                               188                  178
    Gain on sale of equipment                                                     -                   (4)
    Changes in assets and liabilities:
      Trade accounts receivable, net                                            273                 (530)
      Income taxes receivable                                                    (4)                (162)
      Inventories                                                                49                  177
      Demonstration equipment                                                   (36)                  81
      Prepaid expenses and other assets                                         (24)                 (67)
      Contracts receivable                                                       11                  (13)
      Accounts payable and accrued liabilities                                  132                   23
                                                                     ---------------      ---------------

Net cash provided by (used in) operating activities                             651                 (539)

Cash flows from investing activities:
  Capital expenditures                                                          (39)                 (75)
  Proceeds from sale of equipment                                                 -                    5
                                                                     ---------------      ---------------
     Cash flows used in investing activities                                    (39)                 (70)


Net increase (decrease) in cash and cash equivalents                            612                 (609)
Cash and cash equivalents at the beginning of the period                      2,476                1,477
                                                                     ---------------      ---------------
Cash and cash equivalents at the end of the period                   $        3,088       $          868
                                                                     ===============      ===============

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                                      $           40       $           39
       Income tax                                                    $            4       $           14


Supplemental disclosure of non-cash operating activities:

       In January 2000, the Company transferred the unsold balance of repossessed machines recorded at $169,000 from contracts receivable to inventory.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                       Mar. 31,*                    Dec. 31,
                                          2000                        1999
                                    ---------------             ---------------
Raw Material                        $        1,013              $          965
Work In Process                              1,108                       1,074
Finished Goods                               1,046                       1,008
                                    ---------------             ---------------
                                    $        3,167              $        3,047
                                    ===============             ===============


* Unaudited


Income taxes
------------

     During the year ended December 31, 1999, the Company recorded a 100% valuation allowance against deferred income tax assets. This valuation was based on the 1999 year-to-date loss position and management's belief that it is not more likely than not that the Company will be able to utilize the benefits of the deferred tax assets in the future. The current quarter income tax expense was offset by the utilization of net operating loss carry-forwards.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Machine Sales and Service, which encompass the manufacture and distribution of assembly machines and related accessories and Amistar Manufacturing Services. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area.

                                                    Machine Sales & Service
                                      --------------------------------------------------
                                       United                    Rest of                     Mfg.
                                       States        Europe       World        Total       Services     Corporate      Total
------------------------------------------------------------------------------------------------------------------  -----------
 THREE MONTHS ENDED MARCH 31, 2000

 Net sales to unaffiliated
    customers                         $    2,310   $       61   $      669   $    3,039   $    1,736   $        -   $    4,775
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations             154            4           44          202         (164)           -           38
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Total assets                              4,875          168          560        5,603        2,637        8,240       16,479
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 THREE MONTHS ENDED MARCH 31, 1999

 Net sales to unaffiliated
    customers                         $    2,611   $      133   $      152   $    2,896   $    1,723   $        -   $    4,619
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations            (209)         (11)         (12)        (232)        (129)           -         (360)
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Total assets                              9,288        1,410          130       10,828        2,960        7,772       21,560
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

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

                              RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended March 31, 2000 were $4,775,000 compared to $4,619,000 for the same period in the prior year. During the current period, sales of the Company's surface mount machine declined, while sales of the newly introduced DataPlace(TM) label placement machine increased. The current period DataPlace machine sales were made to major OEM and contract manufacturers and included both repeat and multiple unit orders. The Company anticipates that surface mount machine sales will continue to decline and therefore provide a less significant contribution to machine sales.

Gross Profit
------------

     Gross profit in the machine division improved over the comparable quarter in 1999 due to the higher margins realized on the DataPlace machines.

Selling Expenses
----------------

     Selling expenses decreased due to reduced commission expenses on machines sold on a direct basis and due to marketing and field service expense reductions.

Research and Development
------------------------

     Research and development expenses decreased due to lower costs incurred on the DataPlace 100LP machine during the production phase and the preliminary development phase of the next machine in the DataPlace family.

                               AMISTAR CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED

Income tax expense
------------------

     The current quarter income tax expense was offset by the utilization of net operating loss carry-forwards.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations was $651,000 for the three months ended March 31, 2000. Trade accounts and notes receivable decreased primarily due to the repossession of ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms. The repossession in January 2000 resulted in a transfer of $739,000 in contracts receivable to finished goods inventory. As of March 31, 2000, seven of the ten repossessed machines have been sold. During 1999, the Company was in default on financial covenants related to a letter of credit reimbursement agreement with its bank. The letter of credit supports the $4,500,000 industrial development bonds. On November 3, 1999, the Company received a waiver related to these covenants extending through December 31, 2000. Management believes that the Company will be in compliance with the financial covenants by the end of fiscal 2000. The Company believes that cash provided from operations, and cash balances at March 31, 2000 will be adequate to support its operating and investing requirements through 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. A significant decrease in the exchange rate of Yen versus the U.S. Dollar would not have an adverse effect on the Company's financial condition or results of operations. The Company's only long-term debt at March 31, 2000 is comprised of Industrial Development bonds. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

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