Form 10-Q
period 2000-06-30
AMISTAR CORP
filed 2000-08-07
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
June 30, 2000
--------------------------------------------------------------------------------

                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)
--------------------------------------------------------------------------------

          STATE OF CALIFORNIA                                    95-2747332
(State or other jurisdiction of Incorporation or              (I.R.S. Employer
organization)                                                Identification No.)



            237 VIA VERA CRUZ                                       92069
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

          CLASS                                     OUTSTANDING AT JULY 28, 2000

Common Stock $.01 Par Value                                 3,136,500

Part I
Item 1. Financial Statements

                                          AMISTAR CORPORATION
                                       Condensed Balance Sheets
                                            (In thousands)
                                                                     June 30,*            Dec. 31,
                                                                       2000                 1999
                                                                 ------------------   ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $           3,148    $           2,476
   Trade accounts and contracts receivable, net                              3,873                3,539
   Income taxes receivable                                                     210                  208
   Inventories                                                               2,730                3,047
   Demonstration equipment                                                     175                  118
   Prepaid expenses                                                            114                   72
                                                                 ------------------   ------------------
     Total current assets                                                   10,250                9,460

Property and equipment, net                                                  5,096                5,382
Restricted cash                                                              1,329                1,329
Other assets                                                                   128                  114
                                                                 ------------------   ------------------

                                                                 $          16,803    $          16,285
                                                                 ==================   ==================

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $             490    $             515
   Accrued liabilities                                                         786                  683
                                                                 ------------------   ------------------
      Total current liabilities                                              1,276                1,198

Industrial development bonds                                                 4,500                4,500

Shareholders' equity:
  Common stock                                                                  31                   31
  Additional paid-in capital                                                 4,589                4,589
  Retained earnings                                                          6,407                5,967
                                                                 ------------------   ------------------
     Total shareholders' equity                                             11,027               10,587
                                                                 ------------------   ------------------

                                                                 $          16,803    $          16,285
                                                                 ==================   ==================
*Unaudited



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                AMISTAR CORPORATION
                                          Condensed Statements of Earnings
                                (Unaudited and In thousands, except per share data)
                                                     Three months ended                    Six months ended
                                                           June 30,                             June 30,
                                                   2000              1999               2000              1999
                                              ----------------  ----------------   ---------------- -----------------
Net sales                                     $         5,471   $         3,288    $        10,246  $          7,908

Cost of sales                                           4,057             2,962              7,704             6,520
                                              ----------------  ----------------   ---------------- -----------------

Gross profit                                            1,414               326              2,542             1,388

Operating expenses:
  Selling                                                 477               660              1,032             1,462
  General & administrative                                334               274                601               545
  Research & development                                  263               310                531               658
                                              ----------------  ----------------   ---------------- -----------------
                                                        1,074             1,244              2,164             2,665
                                              ----------------  ----------------   ---------------- -----------------

Earnings (loss) from operations                           340              (918)               378            (1,277)

Other income (expense), net                                38               (21)                62               (32)
                                              ----------------  ----------------   ---------------- -----------------

Earnings (loss) before
     income taxes                                         378              (939)               440            (1,309)

Income tax benefit                                          -              (375)                 -              (523)
                                              ----------------  ----------------   ---------------- -----------------

Net earnings (loss)                           $           378   $          (564)   $           440  $           (786)
                                              ================  ================   ================ =================

Basic and diluted earnings (loss)
   per common share                           $          0.12   $         (0.18)   $          0.14  $          (0.25)
                                              ================  ================   ================ =================

Weighted average shares
   outstanding                                          3,137             3,137              3,137             3,137
                                              ================  ================   ================ =================



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                 AMISTAR CORPORATION
                                               Statements of Cash Flows
                                            (Unaudited and In thousands)

Six months ended June 30,                                                            2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net earnings (loss)                                                         $          440   $         (786)

  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        371              361
    Gain on sale of equipment                                                              -               (6)
    Changes in assets and liabilities:
      Trade accounts and contracts receivable, net                                      (334)             854
      Income taxes receivable                                                             (2)            (537)
      Inventories                                                                        317                4
      Demonstration equipment                                                            (57)             160
      Prepaid expenses and other assets                                                  (56)              50
      Accounts payable and accrued liabilities                                            78             (226)
                                                                              ---------------  ---------------

Net cash provided by (used in) operating activities                                      757             (126)

Cash flows from investing activities:
  Capital expenditures                                                                   (85)            (164)
  Proceeds from sale of equipment                                                          -                6
                                                                              ---------------  ---------------
     Cash flows used in investing activities                                             (85)            (158)


Net increase (decrease) in cash and cash equivalents                                     672             (284)
Cash and cash equivalents at the beginning of the period                               2,476            1,477
                                                                              ---------------  ---------------
Cash and cash equivalents at the end of the period                            $        3,148   $        1,193
                                                                              ===============  ===============

Supplemental disclosure of cash flow information

   Cash paid during the period for:
       Interest                                                               $           88   $           77
       Income tax                                                             $            3   $           14

See accompanying notes to condensed financial statements

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

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                           June 30,*            Dec. 31,
                                              2000                1999
                                         ---------------     ---------------
Raw Material                             $          874      $          965
Work In Process                                     962               1,074
Finished Goods                                      894               1,008
                                         ---------------     ---------------
                                         $        2,730      $        3,047
                                         ===============     ===============

* Unaudited



Income taxes
------------

     During the year ended December 31, 1999, the Company recorded a 100% valuation allowance against its deferred income tax assets. This valuation was based on the 1999 year-to-date loss position and management's belief that it is more likely than not that the Company will not be able to utilize the benefits of the deferred tax assets in the future. There was no income tax provision for the three or six months ended June 30, 2000 due to the utilization of existing federal and state net operating loss carry-forwards.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Machine Sales and Service, which encompass the manufacture and distribution of assembly machines and related accessories and Amistar Manufacturing Services
(AMS). The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area.

                                          Machine Sales and Service
                                     -------------------------------------------------
                                        United                   Rest of                    Mfg.
                                        States        Europe      World       Total       Services     Corporate     Total
----------------------------------------------------------------------------------------------------------------- ------------
 THREE MONTHS ENDED JUNE 30, 2000
 Net sales to unaffiliated
    customers                        $      2,645  $        58  $    226  $     2,929  $      2,542  $         -  $     5,471
                                     ============= ============ ========= ============ ============= ============ ============

 Earnings (loss) from operations              479           11        71          561          (221)           -          340
                                     ============= ============ =========  ===========  ============  =========== ============

 Total assets                               4,876          172       570        5,618         2,643        8,542       16,803
                                     ============= ============ =========  ===========  ============  =========== ============

 THREE MONTHS ENDED JUNE 30, 1999

 Net sales to unaffiliated
    customers                        $      1,366  $      (113) $    178  $     1,431  $      1,857  $         -  $     3,288
                                     ============= ============ ========= ============ ============= ============ ============

 Earnings (loss) from operations             (683)           7       (62)        (738)         (180)           -         (918)
                                     ============= ============ ========= ============ ============= ============ ============

 Total assets                               8,922        1,349       124       10,395         2,842        7,510       20,747
                                     ============= ============ ========= ============ ============= ============ ============

 SIX MONTHS ENDED JUNE 30, 2000

 Net sales to unaffiliated
    customers                        $      4,954  $       119  $    895  $     5,968  $      4,278  $         -  $    10,246
                                     ============= ============ ========= ============ ============= ============ ============

 Earnings (loss) from operations              634           15      114           763          (385)           -          378
                                     ============= ============ ========= ============ ============= ============ ============

 SIX MONTHS ENDED JUNE 30, 1999

 Net sales to unaffiliated
    customers                             $ 3,978         $ 20      $330      $ 4,328        $3,580          $ -      $ 7,908
                                     ============= ============ ========= ============ ============= ============ ============

 Earnings (loss) from operations             (893)          (4)     (74)         (971)         (306)           -       (1,277)
                                     ============= ============ ========= ============ ============= ============ ============

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

                              RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended June 30, 2000 were $5,471,000 compared to $3,288,000 for the same period in the prior year. The current quarter sales improvement was due to a 105% increase in machine sales and a 37% increase in manufacturing services sales over the same quarter in 1999. During the current period, shipments of the Company's new DataPlace(TM) label placement machine shipments were equal to the prior quarter ended March 31, 2000. DataPlace machine sales were made to major OEM and contract manufacturers and included both repeat and multiple unit orders. The Amistar Manufacturing Services division (AMS) received increased customer orders related to current products and for several new products. The increased AMS volume resulted in record sales for the division in the current quarter.

Gross Profit
------------

     The machine division gross profit improved over the comparable quarter in 1999 due to the higher margins realized on the DataPlace machines. The AMS division gross margin improved over the second quarter of 1999 due to an increase in the more profitable labor billings and due to greater labor efficiencies.

Selling Expenses
----------------

     Selling expenses decreased in the current quarter due to reduced commission expenses on machines sold on a direct basis compared to 1999, when sales were made through representatives. Selling expense also decreased due to marketing and field service expense reductions made in prior periods.

                               AMISTAR CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased in the current quarter over the same quarter in 1999 due to an incentive compensation accrual for key personnel.

Research and Development
------------------------

     Research and development expenses decreased due to lower costs incurred on the DataPlace 100LP machine. Development efforts were focused during the second quarter of 2000 on enhancements of the DataPlace 100LP machine and the preliminary development of the next machine in the DataPlace family.

Income tax expense
------------------

     There was no income tax provision for the three or six months ended June 30, 2000 due to the utilization of existing federal and state net operating loss carry-forwards.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities was $757,000 for the six months ended June 30, 2000. Trade accounts and contracts receivable decreased primarily due to the repossession of ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms. The repossession occurred in January 2000 and resulted in a transfer of $739,000 in contracts receivable to finished goods inventory. As of June 30, 2000, all of the ten repossessed machines have been sold. During 1999, the Company was in default on financial covenants related to a letter of credit reimbursement agreement with its bank. The letter of credit supports the $4,500,000 industrial development bonds. On November 3, 1999, the Company received a waiver related to these covenants extending through December 31, 2000. Management believes that the Company will be in compliance with the original financial covenants by the end of fiscal 2000. The Company is currently in compliance with revised covenants for the year ended December 31, 2000. The Company believes that cash provided from operations, and cash balances at June 30, 2000 will be adequate to support its operating and investing requirements through 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. A significant decrease in the exchange rate of Yen versus the U.S. Dollar would not have a material adverse effect on the Company's financial condition or results of operations. The Company's only long-term debt at June 30, 2000 is comprised of Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

PART II.

Items 1-5 Non-Applicable

Item 6 Exhibits and Reports on Form 8-K
       (a) Exhibits:
             Financial data schedule
       (b) Reports on form 8-K:
             None

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