Form 10-Q
period 2000-09-30
AMISTAR CORP
filed 2000-11-09
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                               Commission File No. 0-13403
September 30, 2000
--------------------------------------------------------------------------------

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

          CLASS                                  OUTSTANDING AT OCTOBER 27, 2000

Common Stock $.01 Par Value                                  3,136,500

Part I
ITEM 1. FINANCIAL STATEMENTS
                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                                 (In thousands)

                                                       Sept. 30,*   Dec. 31,
                                                         2000        1999
                                                       ----------  ----------

ASSETS
Current assets:
   Cash and cash equivalents                           $   3,934   $   2,476
   Trade accounts and contracts receivable, net            3,152       3,539
   Income taxes receivable                                   202         208
   Inventories                                             3,049       3,047
   Demonstration equipment                                   162         118
   Prepaid expenses                                           79          72
                                                       ----------  ----------
     Total current assets                                 10,578       9,460

Property and equipment, net                                4,968       5,382
Restricted cash                                            1,329       1,329
Other assets                                                 104         114
                                                       ----------  ----------

                                                       $  16,979   $  16,285
                                                       ==========  ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $     809   $     515
   Accrued liabilities                                       596         683
                                                       ----------  ----------
      Total current liabilities                            1,405       1,198

Industrial development bonds                               4,500       4,500

Shareholders' equity:
  Common stock                                                31          31
  Additional paid-in capital                               4,589       4,589
  Retained earnings                                        6,454       5,967
                                                       ----------  ----------
     Total shareholders' equity                           11,074      10,587
                                                       ----------  ----------

                                                       $  16,979   $  16,285
                                                       ==========  ==========
*Unaudited


See accompanying notes to condensed financial statements.


                                               AMISTAR CORPORATION
                                        Condensed Statements of Earnings
                               (Unaudited and In thousands, except per share data)

                                                       Three months ended           Nine months ended
                                                          September 30,                September 30,
                                                      2000           1999           2000          1999
                                                  ------------   ------------   ------------   ------------
Net sales                                         $     4,025    $     3,056    $    14,271    $    10,964

Cost of sales                                           3,249          4,003         10,953         10,523
                                                  ------------   ------------   ------------   ------------

Gross profit (loss)                                       776           (947)         3,318            441

Operating expenses:
  Selling                                                 299            596          1,331          2,057
  General and administrative                              205            740            806          1,285
  Research and development                                239            238            770            897
                                                  ------------   ------------   ------------   ------------
                                                          743          1,574          2,907          4,239
                                                  ------------   ------------   ------------   ------------

Earnings (loss) from operations                            33         (2,521)           411         (3,798)

Other income (expense), net                                23             (5)            85            (37)
                                                  ------------   ------------   ------------   ------------

Earnings (loss) before
     income taxes                                          56         (2,526)           496         (3,835)

Income taxes                                                9            588              9             65
                                                  ------------   ------------   ------------   ------------

Net earnings (loss)                               $        47    $    (3,114)   $       487    $    (3,900)
                                                  ============   ============   ============   ============

Earnings (loss) per common share:
   Basic                                          $      0.02    $     (0.99)   $      0.16    $     (1.24)
                                                  ============   ============   ============   ============
   Diluted                                        $      0.01    $     (0.99)   $      0.15    $     (1.24)
                                                  ============   ============   ============   ============
Weighted average shares
   outstanding: Basic                                   3,137          3,137          3,137          3,137
                                                  ============   ============   ============   ============
                Diluted                                 3,241          3,137          3,222          3,137
                                                  ============   ============   ============   ============


See accompanying notes to condensed financial statements.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and In thousands)

Nine months ended September 30,                              2000         1999
--------------------------------------------------------------------------------

Cash flows provided by operating activities:
  Net earnings (loss)                                       $   487     $(3,900)

  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                               564         548
    Gain on sale of equipment                                     -          (6)
    Valuation allowance for deferred income taxes                 -         461
    Changes in assets and liabilities:
      Trade accounts and contracts receivable, net              387       3,276
      Income taxes receivable                                     6        (412)
      Inventories                                                (2)      1,585
      Demonstration equipment                                   (44)         23
      Prepaid expenses and other assets                           3         121
      Accounts payable and accrued liabilities                  207        (632)
                                                            --------    --------

Net cash provided by operating activities                     1,608       1,064

Cash flows from investing activities:
  Capital expenditures                                         (150)       (191)
  Proceeds from sale of equipment                                 -           6
                                                            --------    --------
Net cash used in investing activities                          (150)       (185)


Net increase in cash and cash equivalents                     1,458         879
Cash and cash equivalents at the beginning of the period      2,476       1,477
                                                            --------    --------
Cash and cash equivalents at the end of the period          $ 3,934     $ 2,356
                                                            ========    ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                             $   133     $   115
       Income tax                                           $     4     $    16



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

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                           Sept. 30,*      Dec. 31,
                                              2000           1999
                                          ------------   ------------
Raw Material                              $       966    $       965
Work In Process                                   995          1,074
Finished Goods                                  1,088          1,008
                                          ------------   ------------
                                          $     3,049    $     3,047
                                          ============   ============



* Unaudited

Income taxes
------------

         During the year ended December 31, 1999, the Company recorded a 100% valuation allowance against its deferred income tax assets. This valuation was based on the 1999 year-to-date loss position and management's belief that it is more likely than not that the Company will not be able to utilize the benefits of the deferred tax assets in the future. The tax provision for the nine months ended September 30, 2000 reflects the utilization of existing federal and state net operating loss carry-forwards.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements

Earnings (Loss) Per Common Share
--------------------------------

         The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings per common share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the reporting period. Diluted net earnings per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net earnings (loss) per share are presented below (in thousands):

                                       Three months ended     Nine months ended
                                            Sept. 30,             Sept. 30,
                                         2000       1999       2000      1999
                                      ---------  ---------  ---------  ---------

Weighted-average shares basic            3,137      3,137      3,137      3,137

Dilutive effect of stock options           104          -         85          -
                                      ---------  ---------  ---------  ---------

Weighted-average shares,
    diluted                              3,241      3,137      3,222      3,137
                                      =========  =========  =========  =========





         Options to purchase 11,000 shares of common stock were not included in the calculation of diluted net earnings per share for the nine months ended September 30, 2000 because the effects of these instruments was anti-dilutive.

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

                                                    MACHINE SALES AND SERVICE
                                        -------------------------------------------------
                                        UNITED                   REST OF                     MFG.
                                        STATES       EUROPE       WORLD        TOTAL       SERVICES     CORPORATE     TOTAL
----------------------------------------------------------------------------------------------------------------- --------------
 THREE MONTHS ENDED SEPTEMBER 30, 2000

 Net sales to unaffiliated
    customers                         $    1,615   $       39   $      293   $    1,947   $    2,078   $        -   $    4,025
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations             127            3           24          154         (121)           -           33
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Total assets                              4,927          174          576        5,677        2,671        8,631       16,979
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 THREE MONTHS ENDED SEPTEMBER 30, 1999

 Net sales to unaffiliated
    customers                         $    1,750   $       84   $       (3)  $    1,831   $    1,225   $        -   $    3,056
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations          (1,429)         (51)        (105)      (1,585)        (936)           -       (2,521)
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Total assets                              7,408        1,120          103        8,631        2,360        6,236       17,227
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 NINE MONTHS ENDED SEPTEMBER 30, 2000

 Net sales to unaffiliated
    customers                         $    6,569   $      158   $    1,188   $    7,915   $    6,356   $        -   $   14,271
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations             762           18          138          918         (507)           -          411
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 NINE MONTHS ENDED SEPTEMBER 30, 1999

 Net sales to unaffiliated
    customers                         $    5,728   $      104   $      327   $    6,159   $    4,805   $        -   $   10,964
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

 Earnings (loss) from operations          (2,322)         (55)        (179)      (2,556)      (1,242)           -       (3,798)
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

                              RESULTS OF OPERATIONS

Net Sales
---------

         Net sales for the three months ended September 30, 2000 were $4,025,000 compared to $3,056,000 for the same period in the prior year. The current quarter sales improvement was due to a 6% increase in machine sales and a 70% increase in manufacturing services sales over the same quarter in 1999. During the current quarter, machine shipments slowed compared to the second quarter of 2000. The continuing transition from marketing machines for surface mount placement (SMD) to providing machines for product identification resulted in the temporary vacancy of several key sales and service positions. The Company did not have the assistance of manufacturer's representatives, whose agreements were terminated as the Company moved to consolidate its strategic position with the Brady Corporation. The Amistar Manufacturing Services division (AMS) received increased labor sales orders from a major customer in addition to first time orders from a new major customer. AMS sales were negatively affected by delays in obtaining certain electronic components. Components are supplied by our consignment customers and through the Company's own supply channels for turnkey customers. Certain high-demand components have been in tight supply throughout the electronics industry primarily due to the proliferation of hand held consumer products.

Gross Profit
------------

         The machine division gross profit improved over the comparable quarter in 1999 due to the higher margins realized on the DataPlace machines and due to inventory obsolescence write-downs taken in the third quarter of 1999. The AMS division gross margin improved over the third quarter of 1999 due to an increase in more profitable labor billings. The significant increase in labor sales volume led to greater labor efficiencies.

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Selling Expenses
----------------

         Selling expenses decreased due to marketing and field service expense reductions made in the current and prior periods of 2000. These expense reductions were due to the transition from SMD to product identification machines which resulted in a reduction in sales and field service personnel.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased in the current quarter over the same quarter in 1999, as the third quarter in 1999 reflected an increase to the allowance for bad debts related to a former AMS customer. The Company is currently pursuing its' claim against this customer in litigation. In addition, the decrease in general and administrative expenses is also due to a reversal of a $143,000 incentive compensation accrual for key personnel recorded in the second quarter of 2000. A portion of the $143,000 incentive compensation accrual was classified in Cost of Sales, Selling Expenses and Research and Development. The compensation accrual is based on a year-to-date earnings level which management determined in the third quarter would not be achieved.

Research and Development
------------------------

         Development efforts were focused during the third quarter of 2000 on the next machine in the DataPlace product identification family. Development costs decreased for the nine months ended 2000 compared to the same period in 1999, due to a lower level of prototype development in the first and second quarters of 2000.

Income Tax Expense
------------------

         The income tax provision for the nine months ended September 30, 2000 reflects the utilization of existing federal and state net operating loss carry-forwards. In the quarter ended September 30, 1999, the company recorded a 100% valuation allowance against its' deferred tax assets. See income tax footnote in the notes to condensed financial statements for further information.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operating activities was $1,608,000 for the nine months ended September 30, 2000. Trade accounts and contracts receivable decreased primarily due to the repossession of ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms. The repossession occurred in January 2000 and resulted in a transfer of $739,000 in contracts receivable to finished goods inventory. As of June 30, 2000, all of the ten repossessed machines have been sold. The increase in accounts payable and accrued liabilities is primary due to the purchase of electronic components from a new AMS customer. It is a common practice for a new turnkey customer to sell their residual inventory to AMS for consumption to meet the initial order requirements.

         During 1999, the Company was in default on financial covenants related to a letter of credit reimbursement agreement with its bank. The letter of credit supports the $4,500,000 industrial development bonds. On November 3, 1999, the Company received a waiver related to these covenants extending through December 31, 2000. Management believes that the Company will

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                   LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

be in compliance with the original financial covenants by the end of fiscal 2000. The Company is currently in compliance with revised covenants for the year ended December 31, 2000. The Company believes that cash provided from operations and cash balances at September 30, 2000 will be adequate to support its operating and investing requirements through 2000.

                          NEW ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended by SAB No. 101B, summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The bulletin is effective for the Company in the fourth quarter of 2000. Adoption of the guidelines will primarily affect how the Company recognizes revenues on certain machine sales. The Company's current practice generally is to recognize revenue upon shipment and transfer of title to the customer. Adoption of SAB No.101 will in some cases require the Company to recognize revenue upon installation. This bulletin could have a significant impact on the Company's fourth quarter and future results of operations.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was amended by Statement of Financial Accounting Standards No. 137 (SFAS 137). SFAS 133 and SFAS 137 require companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. SFAS 133 AND SFAS 137 become effective for the Company on January 1, 2001: however, the Company does not believe the adoption will have a material impact on its results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of risks, including foreign currency fluctuations on spare parts purchases and changes in interest rates affecting the cost of its debt. A significant decrease in the exchange rate of Yen versus the U.S. Dollar would not have a material adverse effect on the Company's financial condition or results of operations. The Company's only long-term debt at September 30, 2000 is comprised of Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. A significant increase in interest rates could have an adverse effect on the Company's financial condition or results of operations.

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