Form 10-K
period 2000-12-31
AMISTAR CORP
filed 2001-03-15
CIK 741559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended December 31, 2000
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from     to
Commission file number 0-13403

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 6, 2001: $3,677,000.

      The number of shares outstanding of registrant's Common Stock as of March 6, 2001: 3,139,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference:
      PART III Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 2, 2001 filed with the Securities and Exchange Commission.

                               AMISTAR CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I
 1.    Business................................................................3
 2.    Properties..............................................................6
 3.    Legal Proceedings.......................................................6
 4.    Submission of Matters to a Vote of Security Holders.....................6

PART II
 5.    Market for Registrant's Common Stock and Related Stockholder Matters....8
 6.    Selected Financial Data.................................................9
 7.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations .................................................10
 7a.   Quantitative and Qualitative Disclosures About Market Risk ............14
 8.    Financial Statements and Supplementary Data............................15
 9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...................................................28

PART III
10.    Directors and Executive Officers of the Registrant.....................28
11.    Executive Compensation.................................................28
12.    Security Ownership of Certain Beneficial Owners and Management.........28
13.    Certain Relationships and Related Transactions.........................28

PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........28

                                     PART I


This Annual Report, contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, success of research and development, customer acceptance of products, gross profit and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, and other factors.

ITEM 1. BUSINESS

      Amistar Corporation (the Company) designs, develops, manufactures, markets and services a variety of automatic equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. The Company also provides contract manufacturing services to companies who outsource the manufacturing of their electronic products.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
---------------------------------------------------

      The Company's operations include two business segments: Machine Sales and Service, which encompasses the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services (AMS) which provides contract manufacturing services. Information concerning the Company's operations for the two segments is found in note 11 to the financial statements.

MACHINE DIVISION PRODUCTS
-------------------------

       At the end of the first quarter of 2000, the Company's Japanese manufacturer of surface mount assembly machines sold its operations to a competitor, leaving the Company without a source of surface mount assembly (SMD) machines.

       During 2000, the Machine Division completed its transition from a distributor of SMD machines to an original manufacturer of automatic label application machines for the electronics manufacturing industry. With this shift in product focus, the Company sought to more effectively utilize its core strengths in the design, manufacture, distribution and service of factory automation for the electronics manufacturing industry.

       The Company's first label identification machine, the DataPlace(R) 100LP is available in a standard configuration, and can be customized, through mechanical or software modifications, to meet the needs of a specific application. In addition, the Company offers machine system integration with the customer's ERP system.

       The Company continues to sell a small number of axial component insertion machines, and to provide service and spare parts to customers of its installed base of through hole insertion equipment and surface mount assembly machines.

AMISTAR MANUFACTURING SERVICES (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract manufacturing services to OEMs in various industries, such as medical, computer peripherals, audio/video, industrial, data networking, and telecommunications. The Company offers a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, all levels of testing, final product, enclosure and systems build, distribution and warranty depot support. Currently, the Company operates out of two facilities, one in Anaheim, California and one at the corporate facility in San Marcos, California.

PRODUCT DEVELOPMENT
-------------------

      The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company has been committed to the continuing enhancement of its current products to allow their use in a wider variety of applications and the development of new products to further reduce customer labor costs and increase manufacturing efficiencies.

---------------------------

      During 2000, 1999 and 1998, the Company's engineering, research and development expenses were approximately $1,161,000, $1,197,000 and $1,202,000, respectively. Development efforts were focused in 2000 on the DataPlace(R) 1M automatic label placer and on custom applications for the DataPlace(R) 100LP.

CUSTOMERS AND MARKETING
-----------------------

      The Company's machine products are sold primarily to contract and OEM manufacturers of electronic products. The Company's marketing strategy is to offer flexible equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price, performance, and reliability.

      Amistar markets its machine products in the United States through a network of strategically located sales offices and regional sales managers, which support independent manufacturer's representatives and direct sales personnel. On July 20, 2000 the Company announced the formation of a strategic partnership with the Brady Corporation to jointly market the DataPlace machines and Brady labels in North America. Labels are the primary media to which the DataPlace machines print bar-code readable information and place on products to be identified.

      In addition to the main sales and service center at the Company's headquarters in San Marcos, California, the Company maintains a sales and service office located in Warrenville, Illinois.

      The Company's Amistar Manufacturing Services division is marketed through a combination of Company personnel, electronics component distributors and outside representatives.

DEPENDENCE ON A SINGLE CUSTOMER
-------------------------------

      During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. and $2,293,000 (or 12% of total sales) to Merit Medical Systems, Inc. During 1999, sales of $1,855,000 (or 12% of total sales) were made to Merit Medical Systems, Inc. During 1998, sales of $2,326,000 (or 11% of total sales) were made to Smart Modular Technologies.

FOREIGN SALES
-------------

      A portion of the Company's machine sales has traditionally been to foreign customers. Profitability and product mix of foreign machine sales are generally comparable to domestic sales. During 2000, the Company's sales were primarily to domestic customers. The Company is subject to the usual risks of international trade, including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years.


(Dollars in thousands)                 2000                        1999                        1998
                              -----------------------    ------------------------     ------------------------
United States                 $    18,040        97%     $    13,573         90%      $    18,258         88%
Europe                                305         2%             187          1%            2,010         10%
South America\Canada                   73         0%             523          4%              258          1%
Asia                                  101         1%             788          5%              202          1%
                              ------------    -------    ------------     -------     ------------     -------
TOTALS                        $    18,519       100%     $    15,071        100%      $    20,728        100%
                              ============    =======    ============     =======     ============     =======

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in notes 11 and 12 to the financial statements.

SERVICE
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers out of the Company's San Marcos, California; Warrenville, Illinois; and Melbourne, Florida offices. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

MACHINE MANUFACTURING
---------------------

      Amistar's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts. The Company utilizes its machine shop located in San Marcos, California for in-house fabrication.

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

CONTRACT MANUFACTURING
----------------------

      The Company's ability to generate contract manufacturing service revenues is dependent upon the availability of electronic components. Electronic components are supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During portions of 2000, certain electronic components were available from distributors on an allocated basis. Distributor allocations can cause either interruption in supply to the Company or increased costs, or both. In the event supply is only available through secondary suppliers, the Company may also experience limitations on availability in addition to increased costs.

COMPETITION
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component or label placement equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic competitor is Nortek Automation, Inc. Prior to the second quarter of 2000 when the Company exited the SMD assembly machine market, the Company's primary domestic competitors were Universal Instrument Corporation, a subsidiary of Dover Corporation, Juki Automation Systems, Inc. and Quad. Prior to the second quarter of 2000, Amistar faced competition from foreign companies, including Panasonic, Fuji, Mydata, Philips and Siemens.

      The Company believes that the key factors affecting the choice of a label placement machine are reliability, placement speed, responsive service, ability to detect errors, range of labels placed, ease of programming and operation, integration with ERP systems, and price.

      There are numerous companies, both large and small in size, which provide contract assembly services of electronic products.

BACKLOG
-------

      Customer machine order lead times are usually of a short duration. Current practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 2000 was $4,199,000, all of which is expected to ship during the next 12 months. Backlog was $2,167,000 at December 31, 1999.

PATENTS AND LICENSES
--------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets, to establish and maintain proprietary rights in its technology and products. As of December 31, 2000, the Company has been issued eleven United States patents relating to mature products and has three patents pending related to the new DataPlace(R) label placement machine. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

EMPLOYEES
---------

      During the week ended February 16, 2001, the Company had 162 full-time employees and 21 temporary employees. Of the total employees, 143 were employed in manufacturing, 19 in marketing and service, 11 in product development and 10 in administration and finance.


ITEM 2.  PROPERTIES

      The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, machine manufacturing, contract manufacturing services, and research and development offices are located in this building of 80,000 square feet completed in April of 1987.

      The Company leases a 14,000 square foot facility in Anaheim, California. On January 22, 2001 the Company entered into an agreement extending the lease for an additional term of five years, expiring in March 2006, at a current monthly rental rate of $7,112. This facility is utilized for Amistar Manufacturing Services. The Company also leases sales and service offices in Warrenville, Illinois, with a term of five years, expiring August 2002, at a monthly rate of $2,376.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS AND DIRECTORS

                  NAME               AGE                              TITLE
                  ----               ---                              -----
        Stuart C. Baker               69         Chairman of the Board, President and Director
        Dr. Sanford B. Ehrlich        49         Director
        William W. Holl               70         Chief Financial officer, Treasurer, Secretary and Director
        Gordon S. Marshall            81         Director
        Carl C. Roecks                67         Director
        Howard C. White               60         Director
        Daniel C. Finn                44         Vice President of Operations-Machine Division
        Tod N. Kilgore                43         Vice President of Sales and Marketing-AMS Division
        Gregory D. Leiser             44         Vice President of Finance
        Harry A. Munn                 49         Vice President of Marketing and Sales-Machine Division
        Michael G. Saloka             61         Vice President and General Manager-AMS Division

      Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

      Dr. Ehrlich, appointed Director in 2000, is Associate Professor of Management at the College of Business Administration at San Diego State University, and serves as the Executive Director of the school's Entrepreneurial Management Center.

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

      Mr. Roecks, a founder of the Company, has served the Company in various engineering and management capacities since its inception in 1971. Since 1989, Mr. Roecks has been retired and serves the Company on a part-time basis.

      Mr. White, appointed Director in 2000, was formerly a Partner in Charge with Anderson Worldwide and is currently President of White & White LLC, a financial and business consulting services company.

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

                     Quarter ended           HIGH*            LOW*
                     -------------           -----            ----
                     Mar. 31, 2000           4.25             1.516
                     Jun. 30, 2000           4.00             2.188
                     Sep. 30, 2000           4.313            2.875
                     Dec. 31, 2000           3.00             2.25

                     Mar. 31, 1999           2.6875           1.875
                     Jun. 30, 1999           2.25             1.75
                     Sep. 30, 1999           1.9375           1.25
                     Dec. 31, 1999           2                1.0625

                * The prices indicated are as reported by the National Association of Security Dealers.

      The Company had approximately 90 shareholders of record on December 31, 2000, however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

      The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
 Statements of Operations Data:
                                                                   Year Ended December 31,
                                                            (In thousands, except per share data)
                                                 2000          1999           1998         1997          1996
                                             ------------  ------------  ------------ ------------  ------------
Net sales                                    $    18,519   $    15,071   $    20,728  $    22,840   $    23,270
Cost of sales                                     14,111        13,776        15,109       14,738        14,634
                                             ------------  ------------  ------------ ------------  ------------
Gross profit                                       4,408         1,295         5,619        8,102         8,636
                                             ------------  ------------  ------------ ------------  ------------

Operating expenses:
     Selling                                       1,780         2,637         3,222        4,155         4,402
     General & administrative                        738         2,065         1,067        1,014         1,145
     Engineering, research & development           1,161         1,197         1,202        1,462         1,234
                                             ------------  ------------  ------------ ------------  ------------
                                                   3,679         5,899         5,491        6,631         6,781
                                             ------------  ------------  ------------ ------------  ------------

Income (loss) from operations                        729        (4,604)          128        1,471         1,855
Other income (expense):
     Interest, net                                   111           (43)           (8)          86           (67)
     Other                                             8             6            61           41            51
                                             ------------  ------------  ------------ ------------  ------------

Earnings (loss) before income taxes                  848        (4,641)          181        1,598         1,839
Income tax expense (benefit)                           9           196           (50)         505           117
                                             ------------  ------------  ------------ ------------  ------------

Net earnings (loss)                          $       839   $    (4,837)  $       231  $     1,093   $     1,722
                                             ============  ============  ============ ============  ============

Earnings (loss) per common share:
   Basic                                     $      0.27   $     (1.54)  $      0.07  $      0.34   $      0.53
                                             ============  ============  ============ ============  ============
   Diluted                                   $      0.26   $     (1.54)  $      0.07  $      0.34   $      0.53
                                             ============  ============  ============ ============  ============
Weighted-average shares
      outstanding (in thousands)
   Basic                                           3,137         3,137         3,206        3,236         3,228
                                             ============  ============  ============ ============  ============
   Diluted                                         3,179         3,137         3,206        3,236         3,228
                                             ============  ============  ============ ============  ============

Selected Balance Sheet Data:
                                                                          December 31,
                                            ----------------------------------------------------------------
                                                                        (In thousands)
                                               2000          1999          1998           1997         1996
                                            -----------  -----------  -----------   -----------  -----------
Working capital                             $    9,625   $    8,236   $   11,709    $   12,632   $   11,938
Total assets                                    17,106       16,285       21,759        22,236       21,551
Long-term obligations                            4,500        4,500        4,500         4,500        4,500
Retained earnings                                6,805        5,967       10,803        10,573        9,480
Total shareholders' equity                      11,426       10,587       15,424        15,448       14,338



ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
Quarterly Financial Information (unaudited)

                                                          Quarter Ended,
                                    ------------------------------------------------------------
                                       3/31             6/30            9/30           12/31
                                    ------------    ------------    ------------    ------------
                                               (In thousands, except per share data)
         2000
--------------------------
Net sales                           $     4,775     $     5,471     $     4,025     $     4,248
Gross profit                              1,128           1,414             776           1,090
Net earnings                                 62             378              47             352
Earnings per common share:
   Basic                                   0.02            0.12            0.02            0.11
   Diluted                                 0.02            0.12            0.01            0.11

         1999
--------------------------
Net sales                           $     4,619     $     3,288     $     3,056     $     4,108
Gross profit                              1,063             326            (947)            853
Net earnings (loss)                        (222)           (564)         (3,114)           (937)
Basic and diluted earnings
   (loss) per common share                (0.07)          (0.18)          (0.99)          (0.30)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 2000 COMPARED TO 1999
-------------------------------------------

COMPANY OVERALL
---------------

      Sales increased to $18,519,000, from $15,071,000 in 1999, an increase of 23%. The Manufacturing Services division sales increased 51% over 1999 and as a result contributed most of the overall sales growth. The increase in label identification machine sales in 2000 was offset by the decline in the discontinued distributed surface mount machines compared to 1999. No portion of sales is attributable to inflation for 2000.

      Gross profit dollars and gross profit percent increased $3,113,000 and 15.2% in 2000, compared to 1999. This increase was due to the higher gross margins earned on the DataPlace label identification machine, improved factory utilization and improved gross margins on contract manufacturing services. The year 1999 was burdened with a $1,437,000 addition to the allowance for inventory obsolescence related to PlaceMaster(R) machines, a $210,000 addition to the allowance for inventory related to private label products, and excess plant capacity in the machine division, which depressed margins.

      Selling expenses decreased $857,000 in the current year due to staff reductions, lower machine commission expense, and reduced machine division marketing expenses. Substantially all the DataPlace machines were sold on a direct basis and therefore did not require a commission payment to an outside representative. In 1999, the machine sales were primarily comprised of sales of the SMD machines, which required a commission payment as the machines were sold through outside representatives.

      General and administrative expense decreased $1,327,000 over 1999. The decreased expense was due partially to a $350,000 recovery in 2000 related to one of several bad debts totaling $996,000 that had been reserved for in 1999.

       Development efforts in 2000 were focused on the second DataPlace(R) label identification machine and on customization orders received related to the DataPlace(R) 100LP model. Management is currently evaluating further research and development projects for 2001.

       Interest income increased $184,000 in 2000, compared to 1999, due to higher average cash balances during 2000.

      No federal income tax expense has been recorded in 2000 due to the change in the valuation allowance. Uncertainties concerning the Company's ability to utilize the benefits of the deferred tax assets in the future preclude it from recording an asset at full value. Therefore a 100% valuation allowance has been recorded against the net deferred income tax asset.

------------------------------------------------------

MACHINE SALES SEGMENT
---------------------

      In 2000, the Machine division made the transition from offering distributed surface mount assembly machines to offering label identification machines. The Company's label identification machines are designed and manufactured in-house. The Company shipped label identification machines to predominantly Fortune 500 contract manufacturers and OEM's.

      On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics, the manufacturer of the private label machines, and Yamaha Motor Co., Ltd. IM Operations. This cooperative relationship led to the formation of a new company named I-Pulse Company Ltd. during 2000. During January 2001, the Company, following its strategy to reposition itself from SMD assembly to label identification machines, chose to no longer carry the distributed machine line. Accordingly, the agreement between the Company and I-Pulse will terminate effective June 30, 2001. The Company was able to successfully sell off its remaining distributed machine inventory during the first two quarters of 2000, including ten machines repossessed from PricePoint Micro Technologies in January 2000.

      The Company's through-hole machines in the field generate a significant portion of parts and service sales. However, as population of the Company's through-hole technology machines declines, demand for spare parts and out-of-warranty field service has continued to follow a parallel trend.

      The Company's primary sales and gross margin contributions in previous years have come from the distributed private label machine line, whereas in 2000, the label identification machine was the primary contributor.

CONTRACT MANUFACTURING SERVICES SEGMENT
---------------------------------------

      The year 2000 was a record year for AMS sales and gross margin. Sales generated from the AMS division increased 51% in 2000 over 1999. During 1999, the Company made investments in staff, equipment and ISO 9002 certification. These enhanced capabilities resulted in the addition of several major new customers and growth with existing customers during 2000. In addition, the Company concluded business with several small high risk and unprofitable customers. Gross margins improved as a result of increased labor efficiencies on the increased volume. Credit risk decreased during 2000 as the division upgraded its class of customers to larger and more financially stable companies.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998
-------------------------------------------

      Sales decreased to $15,071,000 in 1999, from $20,728,000 in 1998, a decrease of 27%. Surface mount assembly machine sales were negatively affected by the soft demand and the diminished competitiveness of the current private label model in the electronics industry and particularly in the PC memory assembly sector. The Company also experienced a significant decline in sales to its largest customer, Smart Modular Technologies, who had chosen to utilize a competitor model for their capacity expansion needs. Facing the Company's declining position in the SMD machine market, management made a strategic decision during 1999 to increase its focus and marketing effort in the product identification technology sector. Unlike the SMD machine market, with its mature technology, and intense competition, the product identification market was in the early stage of development and under served. The Company commenced production of its first product identification machine model (DataPlace(R) 100LP) during the early part of 1999 and sold two machines in the later part of 1999.

      The table on page 13 shows that sales of Amistar manufactured machines, parts, and service declined during 1999. The Company discontinued marketing its PlaceMaster(R) surface mount machine models in 1999. During 1999, two PlaceMaster(R) machines were transferred from inventory to AMS as part of a planned expansion of assembly line capacity.

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

      Selling expenses decreased $585,000 in 1999 due to staff reductions and reduced marketing expenses. Lower machine sales volume and the resulting lower commission expense also resulted in reduced selling expenses.

      General and administrative expense increased $998,000 over 1998. This increase includes an addition to the allowance for doubtful accounts of $996,000 related to three companies whose financial condition deteriorated during 1999. All three companies were young, rapidly expanding, thinly capitalized companies that the Company saw opportunities to grow with. Two of the three companies were severely crippled by the shortage of computer memory chips and the rapid increase of prices in the fourth quarter of 1999. In the case of one customer, the entire contract receivable balance was written down to the net realizable value of the equipment repossessed by the Company.

      Development efforts in 1999 were focused the DataPlace(R) label identification machine.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flow from operations increased during 2000 and 1999 compared to a decrease in 1998. Working capital increased $1,389,000 in 2000 and decreased $3,473,000 and $923,000 in 1999 and 1998 respectively. Operating activities generated (consumed) $2.3 million, 1.2 million, and $(.3) million in cash flow during the years ended 2000, 1999, and 1998, respectively. The current year increase in working capital was primarily due to collection of contracts receivable, an income tax carryback refund and a bad debt recovery.

      In January 2000, the Company repossessed ten private label machines from PricePoint Micro Technologies due to default on the contract receivable terms, which were subsequently sold for $1,103,000 in 2000.

      The Company generated cash in 1999 by collecting accounts receivable, collecting a contract receivable for $400,000 in advance of its scheduled maturity date, and by reducing inventory. Contracts receivable also decreased $296,000 in 1999 due to a write-down of the contract receivable to the net realizable value of the equipment to be repossessed.

      As in 1999 and 1998, investment activities in 2000 consisted primarily of capital expenditures to support the expected growth of the Amistar Manufacturing Services division. During 2000, the Company also installed a new telecommunications system. During 1999, the AMS division added another SMD assembly line at its San Marcos, California facility. During 1998, the AMS division doubled surface mount capacity, added optical inspection, occupied a greater portion of the building square footage, and re-engineered the factory work and materials flow at the San Marcos, California facility.

      The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995.

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

      The Company's primary sources of liquidity consist of cash and working capital. The Company maintained a revolving line of credit with its bank during 1998 until expiration on March 31, 1999. The Company does not intend to pursue another line of credit at this time. The Company believes that cash provided from operations and cash balances at December 31, 2000 will be adequate to support its operating and investing requirements through 2001.

       The following table sets forth the statements of operations as a percentage of net sales:

                                                          PERCENTAGE OF NET SALES
                                                          -----------------------
                                                 2000              1999            1998
                                             --------------   ---------------   ------------
Net sales                                            100.0             100.0          100.0
Cost of sales                                         76.2              91.4           72.9
                                             --------------   ---------------   ------------
Gross profit                                          23.8               8.6           27.1
                                             --------------   ---------------   ------------

Operating expenses:
    Selling                                            9.6              17.5           15.5
    General and administrative                         4.0              13.7            5.1
    Engineering, research and development              6.3               7.9            5.8
                                             --------------   ---------------   ------------
                                                      19.9              39.1           26.4
                                             --------------   ---------------   ------------

Income (loss) from operations                          3.9             (30.5)           0.7

Other income (expense):
    Interest, net                                       .7               (.3)            .0
    Miscellaneous                                       .0                .0             .2
                                             --------------   ---------------   ------------

Earnings (loss) before income taxes                    4.6             (30.8)           0.9
Income tax expense (benefit)                           0.1               1.3            (.2)
                                             --------------   ---------------   ------------

Net earnings (loss)                                    4.5             (32.1)           1.1
                                             ==============   ===============   ============

The following table sets forth sales (in thousands) by product classification:

                                   2000                      1999                    1998
                         -----------------------   -----------------------  ------------------------
Amistar machines,
     parts and service   $      6,279       33%    $      2,989       20%   $      4,346        21%
Private label machines          3,062       17%           6,001       40%         10,193        49%
Manufacturing services          9,178       50%           6,081       40%          6,189        30%
                         -------------  --------   ------------- ---------  -------------   --------
                         $     18,519      100%    $     15,071      100%   $     20,728       100%
                         =============  ========   ============= =========  =============   ========

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value and is effective January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The adoption did not have a material impact on the Company's financial condition or its results of operations at January 1, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. The Company does not have any derivative financial instruments.

      Approximately 17% of the Company's cost of goods sold for the year ended December 31, 2000, represents purchases of private label product denominated in Yen. During the year ended December 31, 2000, the Yen versus the U.S. Dollar exchange rate experienced on purchases ranged from a low of 104.49 Yen to a high of 111.78 Yen. A hypothetical 10% decrease in the exchange rate of Yen versus the U.S. Dollar would not have an adverse effect on the Company's financial condition or results of operations.

      The Company's only long-term debt at December 31, 2000 is comprised of Industrial Development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted-average variable rate of 4.00% during 2000. A hypothetical 10% increase in the weighted-average interest rate for 2000 would have reduced net income by approximately $18,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors and Shareholders
Amistar Corporation:


We have audited the accompanying balance sheets of Amistar Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






San Diego, California                                     BY /S/  KPMG LLP
                                                          ------------------
February 2, 2001


                                              AMISTAR CORPORATION
                                                Balance Sheets

December 31,                                                              2000                 1999
-------------------------------------------------------------------------------------------------------
ASSETS     (note 5)
Current assets:
     Cash and cash equivalents                                  $       4,519,494    $       2,475,705
     Trade accounts receivable, less allowance for doubtful
       accounts of $138,922 in 2000 and $853,995 in 1999                2,843,486            2,673,129
     Contracts receivable (note 3)                                         55,871              841,045
     Income taxes receivable (note 6)                                           -              207,518
     Inventories (note 2)                                               3,078,850            3,046,999
     Demonstration equipment                                              112,536              117,577
     Prepaid expenses                                                     194,598               72,084
                                                                ------------------   ------------------
          Total current assets                                         10,804,835            9,434,057
                                                                ------------------   ------------------
Property and equipment:
     Land                                                                 981,875              981,875
     Building and building improvements                                 4,078,205            4,078,205
     Machinery and equipment                                            7,002,893            6,755,346
     Computer software and equipment                                      463,447              463,447
     Leasehold improvements                                                11,767               11,767
                                                                ------------------   ------------------
                                                                       12,538,187           12,290,640
     Less accumulated depreciation and amortization                    (7,669,315)          (6,908,443)
                                                                ------------------   ------------------
          Net property and equipment                                    4,868,872            5,382,197
                                                                ------------------   ------------------
Contracts receivable (note 3)                                                   -               24,730
Restricted cash (note 5)                                                1,329,000            1,329,000
Other assets                                                              103,154              114,712
                                                                ------------------   ------------------
                                                                $      17,105,861    $      16,284,696
                                                                ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $         588,542    $         514,854
     Accrued payroll and related costs                                    152,822              120,154
     Accrued liabilities                                                  239,773              212,236
     Accrued product installation and warranty costs                      105,000              105,000
     Accrued commissions                                                   93,888              245,401
                                                                ------------------   ------------------
          Total current liabilities                                     1,180,025            1,197,645
                                                                ------------------   ------------------

Industrial development bonds (note 5)                                   4,500,000            4,500,000
                                                                ------------------   ------------------

Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                                 -                    -
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,136,500  shares issued and
       outstanding in 2000 and 1999, respectively                          31,365               31,365
     Additional paid-in capital                                         4,589,043            4,589,043
     Retained earnings                                                  6,805,428            5,966,643
                                                                ------------------   ------------------
          Total shareholders' equity                                   11,425,836           10,587,051
                                                                ------------------   ------------------
     Commitments (note 8)
                                                                $      17,105,861    $      16,284,696
                                                                ==================   ==================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                   AMISTAR CORPORATION
                                                Statements of Operations


Years ended December 31,                            2000               1999                1998
-------------------------------------------------------------------------------------------------------
Net sales                                     $      18,519,075  $      15,070,500   $      20,727,734
Cost of sales                                        14,111,007         13,775,398          15,109,123
                                              ------------------ ------------------  ------------------
Gross profit                                          4,408,068          1,295,102           5,618,611
                                              ------------------ ------------------  ------------------

Operating expenses:
    Selling                                           1,780,191          2,637,321           3,221,907
    General and administrative                          737,977          2,065,480           1,066,993
    Engineering, research and development             1,161,039          1,196,724           1,201,919
                                              ------------------ ------------------  ------------------
                                                      3,679,207          5,899,525           5,490,819
                                              ------------------ ------------------  ------------------

Income (loss) from operations                           728,861         (4,604,423)            127,792

Other income (expense):
    Interest expense                                   (182,624)          (152,640)           (173,497)
    Interest income                                     293,905            110,175             164,875
    Other                                                 7,643              6,214              61,468
                                              ------------------ ------------------  ------------------

Earnings (loss) before income taxes                     847,785         (4,640,674)            180,638
Income tax expense (benefit) (note 6)                     9,000            195,897             (50,000)
                                              ------------------ ------------------  ------------------

Net earnings (loss)                           $         838,785  $      (4,836,571)  $         230,638
                                              ================== ==================  ==================
Earnings (loss) per common share:
    Basic                                     $            0.27  $           (1.54)  $            0.07
                                              ================== ==================  ==================
    Diluted                                   $            0.26  $           (1.54)  $            0.07
                                              ================== ==================  ==================
Weighted-average shares outstanding:
    Basic                                             3,136,500          3,136,500           3,206,000
                                              ================== ==================  ==================
    Diluted                                           3,179,000          3,136,500           3,206,000
                                              ================== ==================  ==================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                   AMISTAR CORPORATION
                                           Statements of Shareholders' Equity

Years Ended December 31, 2000, 1999, and 1998
------------------------------------------------------------------------------------------------------------------

                                         Common Stock
                                 -----------------------------      Additional                          Total
                                    Shares                            Paid-in         Retained       Shareholders'
                                  (in 000'S)         Amount           Capital         Earnings          Equity
                                 ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1997           3,237     $     32,365     $  4,843,244     $ 10,572,576     $ 15,448,185

Repurchase of common shares              (100)          (1,000)        (254,201)               -         (255,201)
Net income                                  -                -                -          230,638          230,638
                                 -------------    -------------    -------------    -------------    -------------
Balances at December 31, 1998           3,137           31,365        4,589,043       10,803,214       15,423,622

Net loss                                    -                -                -       (4,836,571)      (4,836,571)
                                 -------------    -------------    -------------    -------------    -------------
Balances at December 31, 1999           3,137           31,365        4,589,043        5,966,643       10,587,051

Net income                                  -                -                -          838,785          838,785
                                 -------------    -------------    -------------    -------------    -------------
Balances at December 31, 2000           3,137     $     31,365     $  4,589,043     $  6,805,428     $ 11,425,836
                                 =============    =============    =============    =============    =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                   AMISTAR CORPORATION
                                                Statements of Cash Flows

Years ended December 31,                                               2000              1999              1998
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net earnings (loss)                                           $   838,785       $(4,836,571)      $   230,638
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                  760,872           736,189           615,946
        Gain on sale of equipment                                            -            (3,784)          (21,000)
        Provision for deferred income tax expense                            -           461,000           234,000
        Changes in assets and liabilities:
           Trade accounts receivable, net                             (170,357)        2,179,633           402,631
           Income taxes receivable                                     207,518            81,686          (289,204)
           Inventories                                                 (31,851)        1,637,864          (255,742)
           Demonstration equipment                                       5,041           156,053           257,621
           Prepaid expenses                                           (122,514)          144,619            54,699
           Contracts receivable                                        809,904         1,260,996        (1,107,853)
           Other assets                                                 11,558            15,375            10,606
           Accounts payable                                             73,688          (137,307)           (7,518)
           Accrued payroll and related costs                            32,668           (60,009)          (83,229)
           Accrued liabilities                                          27,537          (247,969)          (57,304)
           Accrued product installation and warranty costs                   -           (10,000)          (10,000)
           Accrued commissions                                        (151,513)         (182,365)          (78,188)
           Income taxes payable                                              -                 -          (216,408)
                                                                   ------------      ------------      ------------
         Net cash provided by (used in) operating activities         2,291,336         1,195,410          (320,305)
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                         -             5,647            26,694
     Capital expenditures                                             (247,547)         (201,963)         (496,026)
                                                                   ------------      ------------      ------------
        Net cash used in investing activities                         (247,547)         (196,316)         (469,332)
                                                                   ------------      ------------      ------------

Cash flows from financing activities-
     repurchase of common stock                                              -                 -          (255,201)
                                                                   ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                 2,043,789           999,094        (1,044,838)
Cash and cash equivalents at the beginning of the year               2,475,705         1,476,611         2,521,449
                                                                   ------------      ------------      ------------
Cash and cash equivalents at the end of the year                   $ 4,519,494       $ 2,475,705       $ 1,476,611
                                                                   ============      ============      ============

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                      $   179,971       $   152,887       $   173,978
                                                                   ============      ============      ============
     Income taxes                                                  $     3,267       $     4,749       $   108,205
                                                                   ============      ============      ============

  Supplemental disclosure of non-cash investing activities:

    The Company transferred inventory recorded at $150,000 and $748,000 to property and equipment during 1999 and 1998, respectively.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                          Notes to Financial Statements
                       Three years ended December 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
-----------------------
Amistar Corporation (the Company) manufactures and markets assembly machinery for the electronics industry. In addition, the Company is a contract assembler of electronic products including printed circuit board assemblies, operating as a separate division under the name Amistar Manufacturing Services (AMS). The Company's customers are located predominately in the United States. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available subject to certain market conditions that may affect the allocation of electronic components.

PRINCIPLES OF CONSOLIDATION
---------------------------
The 1998 financial statements include the accounts of the Company and its wholly owned subsidiaries, Amistar AG (a Swiss corporation), Amistar GmbH (a German corporation) and Amistar Ltd., a foreign sales corporation (FSC). In December 1997, the Company decided to pursue European activities through the use of independent distributors and as such, closed its own direct sales and service offices in Germany and Switzerland. The liquidation of the legal entities was substantially concluded in 1998. All significant inter-company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
-------------------
In the fourth quarter of 2000, the Company implemented Securities and Exchange Commission's Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB 101"). Effective as of January 1, 2000, SAB 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of this bulletin did not have an impact on the Company's results of operations.

The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales upon shipment, provided title has transferred and the model, configuration, and application are substantially similar. In addition, the Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. Revenue for manufacturing services, machine accessories, and spare parts are recognized upon shipment. Billable service labor revenue is recognized upon completion. At the time of shipment, the Company accrues for estimated non-billable installation, training and warranty repair costs to be incurred.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2000 and 1999, cash equivalents amounted to $4,394,000 and $1,957,000, respectively.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED BOND REFINANCING COSTS
-------------------------------
Costs incurred in connection with refinancing the Industrial Development Bonds are amortized on the effective interest method over the life of the bonds. Deferred costs are included in other assets.

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

EARNINGS PER COMMON SHARE
-------------------------
The Company calculates net earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings per common share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the reporting period. Diluted net earnings per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net earnings (loss) per share are presented below (in thousands):

                                              Years ended December 31,
                                      --------------------------------------
                                        2000           1999           1998
                                      --------       --------       --------
Weighted-average shares basic           3,137          3,137          3,206

Dilutive effect of stock options           42              -              -
                                      --------       --------       --------
Weighted-average shares, diluted        3,179          3,137          3,206
                                      ========       ========       ========

Options to purchase 21,000 and 121,000 shares of common stock were not included in the calculation of diluted net earnings per share for the years ended December 31, 2000 and 1999 because the effects of these instruments was anti-dilutive.

USE OF ESTIMATES
----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
----------------------------
The accounts of foreign subsidiaries were measured using the U.S. dollar as the functional currency. Gains and losses are not significant and are included in general and administrative expenses in the Statements of Operations.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(2)   INVENTORIES

 Inventories at December 31, 2000 and 1999, consist of the following:

                                  2000                 1999
                              ------------        ------------
Raw Material                  $ 1,418,463         $   964,526
Work In Process                   811,547           1,074,372
Finished Goods                    848,840           1,008,101
                              ------------        ------------
                              $ 3,078,850         $ 3,046,999
                              ============        ============

(3)  CONTRACTS RECEIVABLE

The Company sells machines to certain customers with payment terms extending beyond one year. The Company charges interest on these sales contracts, at rates ranging from 9% to 10.5%. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

(4) REVOLVING CREDIT LINE

The Company maintained a $2,000,000 revolving line of credit with a bank until March 31, 1999. The line was secured by substantially all assets of the Company. During 1998 through expiration on March 31, 1999, no amounts were advanced on the line.

(5) INDUSTRIAL DEVELOPMENT BONDS

The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (4.5% at December 31, 2000), with interest payable monthly. The bonds are guaranteed by an irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,329,000 interest-bearing cash collateral account in order to meet a loan-to-value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in other assets. The bond costs are amortized over the term of the bonds. Deferred bond-refinancing costs were $67,000 and $81,000 at December 31, 2000 and 1999, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(6) INCOME TAXES

Income tax expense (benefit) consists of the following:

                               Federal              State               Total
                              ----------          ----------         ----------

      2000     Current        $       -           $   9,000          $   9,000
               Deferred               -                   -                  -
                              ----------          ----------         ----------
                              $       -           $   9,000          $   9,000
                              ==========          ==========         ==========

      1999     Current        $(268,000)          $   3,000          $(265,000)
               Deferred         411,000              50,000            461,000
                              ----------          ----------         ----------
                              $ 143,000           $  53,000          $ 196,000
                              ==========          ==========         ==========

      1998     Current        $(286,000)          $   2,000          $(284,000)
               Deferred         211,000              23,000            234,000
                              ----------          ----------         ----------
                              $ (75,000)          $  25,000          $ (50,000)
                              ==========          ==========         ==========

Actual income taxes for 2000, 1999 and 1998 differ from "expected" income taxes for those years (computed by applying the U.S. federal statutory rate of 34% to earnings before taxes) as follows:

                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Income taxes (federal statutory rate)               $   288,000       $(1,578,000)      $    61,000
State and foreign income taxes, net of federal
     income tax benefit                                   6,000             3,000            17,000
Change in valuation allowance                           217,000         1,669,000                 -
Permanent differences                                         -           102,000          (142,000)
Income tax carryforwards and credits                   (502,000)                -                 -
Other, net                                                    -                 -            14,000
                                                    ------------      ------------      ------------
                                                    $     9,000       $   196,000       $   (50,000)
                                                    ============      ============      ============

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                              2000              1999
                                                          ------------      ------------
Deferred tax assets:
     Allowance for doubtful accounts                      $    60,000       $   362,000
     Warranty accrual                                          42,000            42,000
     Inventory allowance                                      842,000           890,000
     Accrued vacation                                          23,000            17,000
     State income tax credits and loss carryforwards          181,000            42,000
     Foreign tax credits and loss carryforwards               833,000           408,000
     Other                                                     63,000            86,000
                                                          ------------      ------------
Gross deferred tax assets                                   2,044,000         1,847,000
Valuation allowance                                        (1,886,000)       (1,669,000)
                                                          ------------      ------------
Total deferred tax assets                                     158,000           178,000
                                                          ------------      ------------
Deferred tax liabilities-depreciation and
     amortization                                            (158,000)         (178,000)
                                                          ------------      ------------
Net deferred tax assets                                   $         -       $         -
                                                          ============      ============

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

The Company has tax credits totaling $402,000, of which $145,000 in foreign tax credits are expected to begin expiring in 2001. In addition, the Company has income tax carryforwards in the amount of $1,794,000 at December 31, 2000, which is expected to begin expiring in 2014.

(7)   STOCK OPTION PLAN

In 1994, the Company adopted an incentive stock option plan (the "Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value, generally vest over four years from the date of grant, and expire five years after the date of grant.

The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been (reduced) increased to the pro forma amounts as follows ($ in thousands, except per share amounts):

                                                   2000             1999             1998
                                              --------------   --------------   --------------
      Net earnings (loss) - as reported       $         839    $      (4,837)   $         231
      Net earnings (loss) - pro forma                   747           (4,903)             211
      Earnings (loss) per share::
          Basic, as reported                            .27            (1.54)             .07
          Diluted, as reported                          .26            (1.54)             .07
          Basic and diluted, pro forma                  .24            (1.56)             .07

       The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.33, $1.25 and $2.68, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years, expected volatility of 55%, 61% and 63% in 2000, 1999 and 1998, respectively, no dividends, and risk-free interest rate of 6.1%, 5.6% and 5.4% for 2000, 1999 and 1998, respectively.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(7)    STOCK OPTION PLAN (CONTINUED)

Stock option activity during the periods indicated is as follows:

                                                                Year Ended December 31,
                                -------------------------------------------------------------------------------------
                                            2000                          1999                          1998
                                ---------------------------    ---------------------------  -------------------------
                                               Weighted-                      Weighted-                    Weighted-
                                                Average                        Average                      Average
                                   No. of       Exercise         No. of       Exercise        No. of        Exercise
                                   Shares        Price           Shares         Price         Shares         Price
                                ------------ ------------    ------------   ------------  -------------  ------------
Beginning balance                   206,750  $    1.8194          29,750    $    3.1980         13,750   $    2.8466

Options granted                      14,000       2.4732         182,000         1.6400         76,000        3.2862
Options exercised                         -            -               -              -              -             -
Options expired/cancelled            (7,750)      2.0503          (5,000)        3.5000        (60,000)       3.2292
                                ------------ ------------    ------------   ------------  -------------  ------------

Ending balance                      213,000  $    1.8539         206,750    $    1.8194         29,750   $    3.1980
                                ============ ============    ============   ============  =============  ============

Balance exercisable                  60,000                       11,500                         5,000
                                ============                 ============                 =============

The range of exercise prices on options outstanding at December 31, 2000, are as follows: 11,000 shares at $3.50, 10,000 shares at $3.00, 6,000 shares at $2.6875, 8,000 shares at $2.3125, 72,000 shares at $2.125, 20,000 shares at
$1.5630 and 86,000 shares at $1.25. At December 31, 2000, the weighted-average remaining contractual life of outstanding options was 3.4 years.

(8)   COMMITMENTS

The Company leases certain offices and plant facilities under operating leases. Rental expense for operating leases approximated $120,000, $117,000, and $114,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has future minimum lease payments under non-cancelable operating leases of $51,000 and $20,000 for the years ending December 31, 2001 and 2002 respectively. On January 22, 2001 the Company entered into an agreement which extended the Anaheim Manufacturing Services facility lease. The lease extension calls for future minimum lease payments of $547,000 over a five-year period beginning April 1, 2001.

(9)   RELATED PARTY TRANSACTIONS

The Company purchased certain electronic components from Marshall Industries (Marshall) during the two years ended December 31, 1999. Gordon Marshall, a director of the Company, was Chairman of the Board of Marshall Industries until 1999, when Marshall was acquired by Avnet Electronics Marketing. During 1999 and 1998, such purchases totaled $751,000 and $861,000, respectively. Accounts payable to Marshall was $163,000 at December 31, 1998. The Company also acted as a subcontractor to Marshall through its Amistar Manufacturing Services division until October 1999. Sales to Marshall were $285,000 and $1,223,000 for 1999 and 1998, respectively. Accounts receivable from Marshall at December 31, 1998 was $64,000.

The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company until December 2000, formerly held the position of Managing Director of Automation, Ltd. Sales to Automation, Ltd. were $109,000, $42,000 and $39,000 for 2000, 1999, and 1998, respectively. Accounts receivable from Automation, Ltd. were $8,000 at December 31, 2000, and $15,000 at December 31, 1999.

(10) 401(K) PLAN

The Company has established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to 10% of annual compensation subject to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed by the Company in 2000, 1999, and 1998 were $89,000, $80,000, and $82,000, respectively.

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

                                                                                    MFG.
                                     MACHINE SALES AND SERVICE                    SERVICES
                                 ----------------------------------------------- ----------
                                   UNITED                 REST OF                  UNITED
                                   STATES       EUROPE     WORLD       TOTAL       STATES    CORPORATE     TOTAL
                                 -----------  ---------- ---------- ------------ ---------- ----------  -----------
 Year Ended December 31, 2000

 Net sales                       $    8,862   $     305  $     174  $     9,341  $   9,178  $       -   $   18,519
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Income from operations                 581          20         12          613        116          -          729
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Depreciation and amortization           62           -          -           62        454        245          761
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Total assets                         5,790         202        116        6,108      5,650      5,348       17,106
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Additions to long-lived assets          33           -          -           33         96        119          248
                                 ===========  ========== ========== ============ ========== ==========  ===========

 YEAR ENDED DECEMBER 31, 1999

 Net sales                       $    7,492   $     187  $   1,311  $     8,990  $   6,081  $       -   $   15,071
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Income (loss) from
   operations                        (2,413)        (59)      (443)      (2,915)    (1,653)       (36)      (4,604)
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Depreciation and amortization           76           -          -           76        466        194          736
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Total assets                         4,726         167        552        5,445      2,562      8,278       16,285
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Additions to long-lived assets          28           -          -           28        247         77          352
                                 ===========  ========== ========== ============ ========== ==========  ===========

 YEAR ENDED DECEMBER 31, 1998

 Net sales                       $   12,068   $   2,010  $     461  $    14,539  $   6,189  $       -   $   20,728
                                 ===========  ========== ========== ============ ========== ==========  ===========
 Income (loss) from
   operations                           598         109         25          732       (657)        53          128
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Depreciation and amortization           76           -          -           76        329        211          616
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Total assets                        10,212       1,237         36       11,485      3,014      7,260       21,759
                                 ===========  ========== ========== ============ ========== ==========  ===========

 Additions to long-lived assets          25           -          -           25      1,110        109        1,244
                                 ===========  ========== ========== ============ ========== ==========  ===========

Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000, $113,000 and $85,000 were allocated to the AMS division from the Machine division during 2000, 1999 and 1998, respectively. This occupancy allocation is based on square feet utilized.

The basis for attributing revenue to the segments and geographical areas is based on where products and services are sold. In addition, total assets include accounts receivables due from foreign customers aggregating $64,000 at December 31, 2000, $685,000 at December 31, 1999, and $1,273,000 at December 31, 1998.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(12)  BUSINESS CONCENTRATIONS

The Company distributes private label accessories and spare parts under an OEM supply agreement with I-Pulse Company Ltd. (formerly Tenryu Technics). The agreement, which will expire June 30, 2001, provides the Company with exclusive rights to sell in North America and limited rights to sell in Europe

On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics, the manufacturer of the private label machines, and Yamaha Motor Co., Ltd. IM Operations. This cooperative relationship led to the formation of a new company named I-Pulse Company Ltd. during 2000. During January 2001, the Company, following its strategy to reposition itself from SMD assembly to label identification machines, choose to no longer carry the distributed line. Accordingly, the agreement between the Company and I-Pulse will terminate effective June 30. 2001. The Company was able to successfully sell off its remaining distributed machine inventory during the first two quarters of 2000, including the ten machines repossessed from PricePoint Micro Technologies in January 2000. Private label sales comprised 17%, 40% and 49% of total sales in 2000, 1999 and 1998, respectively, and as a result, the Company had significant dependence on this supplier during 1999 and 1998.

Most of the Company's customers are located in the United States. During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. and $2,293,000 (or 12% of total sales) to Merit Medical Systems, Inc. During 1999, sales of $1,855,000 (or 12% of total sales) were made to Merit Medical Systems, Inc. During 1998, sales of $2,326,000 (or 11% of total sales) were made to Smart Modular Technologies.

The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its allowance for doubtful accounts.

(13)  SUBSEQUENT EVENT

On January 22, 2001 the Company entered into an agreement which extended the Anaheim Manufacturing Services facility lease. The lease extension calls for future minimum lease payments of $547,000 over a five-year period beginning April 1, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 23, 2001, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5, 7 and 11 of the Company's definitive Proxy Statement, dated March 23, 2001, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the Company's definitive Proxy Statement, dated March 23, 2001, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

      1.    Independent Auditors' Report
            Financial Statements:
                  Balance Sheets - December 31, 2000 and 1999
                  Statements of Operations - Years ended December 31, 2000, 1999, and 1998.
                  Statements of Shareholders'- Equity-Years ended December 31, 2000, 1999 and 1998
                  Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
                  Notes to Financial Statements - Years ended December 31, 2000, 1999 and 1998

      2. The following Financial Statement Schedules as of and for the years ended December 31, 2000, 1999 and 1998 are submitted herewith:

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

                                                   AMISTAR CORPORATION



                                                   By /s/ Stuart C. Baker
                                                      ----------------------
                                                      Stuart C. Baker
                                                      President

Date:  March 13, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



By /s/ Stuart C. Baker               Principal Executive Officer          March 13, 2001
   -----------------------------     and Director
       Stuart C. Baker


By /s/ Sanford B. Ehrlich            Director                             March 13, 2001
   -----------------------------
       Dr. Sanford  B. Ehrlich


By /s/ William W. Holl               Chief Financial and Accounting       March 13, 2001
   -----------------------------     Officer, Treasurer, Secretary and
       William W. Holl               Director


By /s/ Gordon S. Marshall            Director                             March 13, 2001
   -----------------------------
       Gordon S. Marshall


By /s/ Carl C. Roecks                Director                             March 13, 2001
   -----------------------------
       Carl C. Roecks


By /s/ Howard C. White               Director                             March 13, 2001
   -----------------------------
       Howard C. White


                                                   AMISTAR CORPORATION
                                                       Schedule II
                                            Valuation and Qualifying Accounts

                                           Three years ended December 31, 2000

        Column A                  Column B               Column C              Column D          Column E
-----------------------       -------------- ------------------------------ ---------------   --------------
                                                        Additions
                                             ------------------------------
                                 Balance at     Charged to       Charged                         Balance
                                 beginning       costs and      to other                         at end
       Description               of period       expenses       accounts       Deductions       of period
-----------------------       -------------- ------------------------------ ---------------   --------------
Allowance for doubtful
       accounts (a):

               2000           $     853,995  $    (350,457)  $      57,098   $     421,714    $     138,922
                              ============== ==============  ==============  ==============   ==============
               1999           $     164,839  $     996,000   $      57,510   $     364,354    $     853,995
                              ============== ==============  ==============  ==============   ==============
               1998           $     276,126  $      75,000   $     103,545   $     289,832    $     164,839
                              ============== ==============  ==============  ==============   ==============

Allowance for inventory
       obsolescence:

               2000           $   1,651,454  $           -   $           -   $     119,104    $   1,532,350
                              ============== ==============  ==============  ==============   ==============
               1999           $     631,200  $   1,647,000   $           -   $     626,746    $   1,651,454
                              ============== ==============  ==============  ==============   ==============
               1998           $     458,496  $     300,000   $      90,226   $     217,522    $    631,200
                              ============== ==============  ==============  ==============   ==============

(a)   DEDUCTIONS REPRESENT ACCOUNTS WRITTEN OFF AS UNCOLLECTIBLE.

SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT ON SCHEDULE.