Form 10-Q
period 2001-03-31
AMISTAR CORP
filed 2001-05-15
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
March 31, 2001
--------------------------------------------------------------------------------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


          CLASS                                       OUTSTANDING AT MAY 2, 2001
          -----                                       --------------------------
Common Stock $.01 Par Value                                    3,139,750

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                          (Unaudited and in thousands)

                                                          March 31,     Dec. 31,
                                                            2001          2000
                                                          --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 3,772       $ 4,519
   Trade accounts and contracts receivable, net             2,256         2,899
   Inventories                                              4,022         3,079
   Demonstration equipment                                    140           113
   Prepaid expenses                                           187           195
                                                          --------      --------
     Total current assets                                  10,377        10,805

Property and equipment, net                                 4,806         4,869
Restricted cash                                             1,329         1,329
Other assets                                                   98           103
                                                          --------      --------

                                                          $16,610       $17,106
                                                          ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   730       $   590
   Accrued liabilities                                        628           591
                                                          --------      --------
      Total current liabilities                             1,358         1,181

Industrial development bonds                                4,500         4,500

Shareholders' equity:
  Common stock                                                 31            31
  Additional paid-in capital                                4,592         4,589
  Retained earnings                                         6,129         6,805
                                                          --------      --------
     Total shareholders' equity                            10,752        11,425
                                                          --------      --------

                                                          $16,610       $17,106
                                                          ========      ========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                       Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)


Three months ended March 31,                            2001             2000
--------------------------------------------------------------------------------

Net sales                                              $ 3,679          $ 4,775

Cost of sales                                            3,298            3,647
                                                       --------         --------

Gross profit                                               381            1,128

Operating expenses:
  Selling                                                  422              555
  General and administrative                               304              268
  Research and development                                 348              267
                                                       --------         --------
                                                         1,074            1,090
                                                       --------         --------

Earnings (loss) from operations                           (693)              38

Other income, net                                           19               24
                                                       --------         --------

Earnings (loss) before
     income taxes                                         (674)              62

Income taxes                                                 2                -
                                                       --------         --------

Net earnings (loss)                                    $  (676)         $    62
                                                       ========         ========

Earnings (loss) per common share-
   basic and diluted                                   $ (0.22)         $   0.02
                                                       ========         ========
Weighted average shares
   outstanding-basic and diluted                         3,139             3,137
                                                       ========         ========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)

Three months ended March 31,                                2001          2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings (loss)                                     $  (676)      $    62

  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                             187           188
    Changes in assets and liabilities:
      Trade accounts and contracts receivable, net            643           280
      Inventories                                            (943)           49
      Demonstration equipment                                 (27)          (36)
      Prepaid expenses and other assets                        13           (24)
      Accounts payable and accrued liabilities                177           132
                                                          --------      --------

Net cash provided by (used in) operating activities          (626)          651
                                                          --------      --------

Cash flows from investing activities-
  purchase of property and equipment                         (124)          (39)
                                                          --------      --------

Cash flows from financing activities-
  exercise of stock options                                     3             -
                                                          --------      --------

Net increase (decrease) in cash and cash equivalents         (747)          612
                                                          --------      --------
Cash and cash equivalents, beginning of period              4,519         2,476
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 3,772       $ 3,088
                                                          ========      ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                           $    47       $    40
       Income taxes                                       $     4       $     4


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

     The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2001.

Revenue Recognition
-------------------

     The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales upon shipment, provided title has transferred and the model, configuration, and applications are substantially similar. In addition, the Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. Revenue for manufacturing services, machine accessories, and spare parts are recognized upon shipment. Billable service labor revenue is recognized upon completion. At the time of shipment, the Company accrues for estimated non-billable installation, training and warranty repair costs to be incurred.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                         March 31,                 Dec. 31,
                                           2001                      2000
                                        ------------             ------------
Raw Material                            $     1,839              $     1,418
Work In Process                               1,039                      812
Finished Goods                                1,144                      849
                                        ------------             ------------
                                        $     4,022              $     3,079
                                        ============             ============

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements

Income taxes
------------

     The Company has recorded a 100% valuation allowance against the net deferred income tax assets. Uncertainties concerning the Company's ability to utilize the benefits of the deferred tax assets in the future preclude it from recording an asset at full value.

Earnings (Loss) Per Common Share
--------------------------------

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

                                                          Three months ended
                                                               March 31,
                                                           2001        2000
                                                        ----------- -----------
Weighted-average shares basic                                3,139       3,137

Dilutive effect of stock options                                 -           -
                                                        ----------- -----------

Weighted-average shares,
    diluted                                                  3,139       3,137
                                                        =========== ===========

     Options to purchase 186,000 shares of potentially dilutive common stock were excluded in the calculation of diluted net loss per share for the three months ended March 31, 2001 because the effects of these instruments were anti-dilutive. There were no dilutive stock options for the period ended March 31, 2000.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Machine Sales and Service, which encompass the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services
(AMS). The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area.

                                                  MACHINE SALES AND SERVICE
                                           ---------------------------------------
                                              UNITED                                     MFG.
                                              STATES       FOREIGN        TOTAL        SERVICES       CORPORATE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 Three months ended March 31, 2001
 Net sales                                 $       843   $        82   $      925    $     2,754    $        -   $     3,679
                                           ============  ============  ===========   ============   ===========  ============
 Depreciation and amortization                      16             -           16            116            55           187
                                           ============  ============  ===========   ============   ===========  ============
 Earnings (loss) from operations                  (469)          (46)        (515)          (178)            -          (693)
                                           ============  ============  ===========   ============   ===========  ============
 Total assets                                    5,931             -        5,931          5,486         5,193        16,610
                                           ============  ============  ===========   ============   ===========  ============
 Additions to long-lived assets                      -             -            -            149             -           149
                                           ============  ============  ===========   ============   ===========  ============

 THREE MONTHS ENDED MARCH 31, 2000

 Net sales                                 $     2,309   $       730   $    3,039    $     1,736    $        -   $     4,775
                                           ============  ============  ===========   ============   ===========  ============
 Depreciation and amortization                      75             -           75            113             -           188
                                           ============  ============  ===========   ============   ===========  ============
 Earnings (loss) from operations                   154            48          202           (164)            -            38
                                           ============  ============  ===========   ============   ===========  ============
 Total assets                                    4,875           728        5,603          2,637         8,239        16,479
                                           ============  ============  ===========   ============   ===========  ============
 Additions to long-lived assets                     27             -           27             12                          39
                                           ============  ============  ===========   ============   ===========  ============

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

                              RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended March 31, 2001 were $3,679,000 compared to $4,775,000 for the same period in the prior year. The current quarter sales decline was due to a 70% decrease in machine segment sales, partially offset by a 59% increase in manufacturing services sales over the same quarter in 2000. During the current quarter, demand for the Company's machines declined significantly due to the slow-down in the electronics industry. Responding to the industry slow-down, several of the Company's largest machine customers placed a freeze on capital expenditures.

     The Amistar Manufacturing Services division (AMS) first quarter sales grew over the same quarter of 2000 due to increased orders from existing customers, in addition to first time orders from a new major customer. During the current quarter, certain electronic components that were formerly in limited supply during much of 2000 became more readily available.

Gross Profit
------------

     Gross profit declined during the quarter ended March 2001 from the same period in 2000, due to lower machine sales, and due to the change in sales mix between machine and contract assembly sales. Contract assembly sales generally have much lower gross margins that machine sales. During the current quarter, contract assembly sales represented 75% of total sales, compared to the same quarter in 2000 where contract assembly sales represented 36% of total sales. In addition, several AMS manufacturing personnel additions were made in the current quarter to enhance the segment's ability to support the new major customer in future periods.

                               AMISTAR CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Selling Expenses
----------------

     Selling expenses decreased from the first quarter of 2000 primarily due to lower commission expenses on machine sales.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased in the current quarter over the same quarter in 2000, primarily due to higher accounting fees and liability insurance premiums.

Research and Development
------------------------

     Development efforts were focused during the first quarter of 2001 on completion of the DataPlace(R) 1M product identification machine. Development activity and costs increased for the three months ended March 31, 2001 compared to the same period in 2000.

Income Tax Expense
------------------

     The income tax provision for the three months ended March 31, 2001 represents the minimum tax liability to various states. The Company has obtained refunds for all Federal income tax carry-backs available. A 100% valuation allowance has been recorded against deferred tax assets. See income tax footnote in the notes to condensed financial statements for further information.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash used in operating activities was $626,000 for the three months ended March 31, 2001. Trade accounts and contracts receivable decreased primarily due to the lower sales level and due to a reduction in the days outstanding. Inventories increased due to the decline in machine sales relative to the Company's production plan. In addition, inventories increased due to the conversion of a major AMS customer from a consignment to turnkey contract and to support increased AMS sales. Accounts payable normally trends closely with AMS inventory levels, and as a result, increased. Capital expenditures in the current quarter primarily consisted of AMS production equipment for increased capacity.

     The Company maintains a letter of credit from its' bank in support of the $4,500,000 industrial development bonds.

     The Company believes that cash provided from operations and cash balances at March 31, 2001 will be adequate to support its operating and investing requirements through 2001.

                               AMISTAR CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to a variety of risks, including foreign currency fluctuations on spare parts purchases and changes in interest rates affecting the cost of its debt. A significant decrease in the exchange rate of Yen versus the U.S. Dollar would not have a material adverse effect on the Company's financial condition or results of operations. The Company's long-term debt at March 31, 2001 is comprised of Industrial Development bonds. The bonds mature in December 2005, and accrues interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 3.70% during the quarter ending March 31, 2001. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.

PART II.

Items 1-5 Non-Applicable

Item 6 Exhibits and Reports on Form 8-K
       (a) Exhibits:
           None

       (b) Reports on form 8-K:
           None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      AMISTAR CORPORATION


                                                      By /s/ William W. Holl
                                                      -------------------------
                                                      William W. Holl
                                                      Chief Financial Officer,
                                                      Chief Accounting Officer &
                                                      Duly Authorized Officer