Form 10-Q
period 2001-06-30
AMISTAR CORP
filed 2001-08-06
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
June 30, 2001
--------------------------------------------------------------------------------

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]


           CLASS                                      OUTSTANDING AT AUG 2, 2001

Common Stock $.01 Par Value                                    3,139,750

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                          (Unaudited and in thousands)

                                                          June 30,      Dec. 31,
                                                            2001          2000
                                                          --------      --------

ASSETS
Current assets:
   Cash and cash equivalents                              $ 3,168       $ 4,519
   Trade accounts and contracts receivable, net             1,896         2,899
   Inventories                                              3,877         3,079
   Demonstration equipment                                    107           113
   Prepaid expenses                                           117           195
                                                          --------      --------
     Total current assets                                   9,165        10,805

Property and equipment, net                                 4,683         4,869
Restricted cash                                             1,329         1,329
Other assets                                                   93           103
                                                          --------      --------

                                                          $15,270       $17,106
                                                          ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   370       $   590
   Accrued liabilities                                        603           591
                                                          --------      --------
      Total current liabilities                               973         1,181
                                                          --------      --------

Industrial development bonds                                4,500         4,500
                                                          --------      --------

Shareholders' equity:
  Common stock                                                 31            31
  Additional paid-in capital                                4,593         4,589
  Retained earnings                                         5,173         6,805
                                                          --------      --------
     Total shareholders' equity                             9,797        11,425
                                                          --------      --------

                                                          $15,270       $17,106
                                                          ========      ========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                    AMISTAR CORPORATION
                            Condensed Statements of Operations
                    (Unaudited and In thousands, except per share data)


                                         Three months ended         Six months ended
                                              June 30,                   June 30,
                                         2001          2000         2001         2000
                                       --------      --------     --------      --------
Net sales                              $ 3,399       $ 5,471      $ 7,078       $10,246

Cost of sales                            3,502         4,057        6,800         7,704
                                       --------      --------     --------      --------

Gross profit (loss)                       (103)        1,414          278         2,542

Operating expenses:
  Selling                                  323           477          745         1,032
  General and administrative               290           334          594           601
  Research and development                 257           263          605           531
                                       --------      --------     --------      --------
                                           870         1,074        1,944         2,164
                                       --------      --------     --------      --------

Earnings (loss) from operations           (973)          340       (1,666)          378

Other income, net                           19            38           38            62
                                       --------      --------     --------      --------

Earnings (loss) before
     income taxes                         (954)          378       (1,628)          440

Income taxes                                 2             -            4             -
                                       --------      --------     --------      --------

Net earnings (loss)                    $  (956)      $   378      $(1,632)      $   440
                                       ========      ========     ========      ========

Earnings (loss) per common share-
   basic and diluted                   $ (0.30)      $  0.12      $ (0.52)      $  0.14
                                       ========      ========     ========      ========

Weighted average shares
   outstanding-basic and diluted         3,140         3,137        3,139         3,137
                                       ========      ========     ========      ========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)

Six months ended June 30,                                    2001        2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings (loss)                                       $(1,632)    $   440
  Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                               360         371
    Changes in assets and liabilities:
      Trade accounts and contracts receivable, net            1,003        (334)
      Inventories                                              (798)        317
      Demonstration equipment                                     6         (57)
      Prepaid expenses and other assets                          88         (56)
      Accounts payable and accrued liabilities                 (208)         76
                                                            --------    --------

Net cash provided by (used in) operating activities          (1,181)        757
                                                            --------    --------

Cash flows from investing activities-
  purchase of property and equipment                           (174)        (85)
                                                            --------    --------

Cash flows from financing activities-
  exercise of stock options                                       4           -
                                                            --------    --------

Net increase (decrease) in cash and cash equivalents         (1,351)        672
                                                            --------    --------
Cash and cash equivalents, beginning of period                4,519       2,476
                                                            --------    --------
Cash and cash equivalents, end of period                    $ 3,168     $ 3,148
                                                            ========    ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                             $    84     $    88
       Income taxes                                         $     6     $     3


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2001.


Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                                   June 30,           Dec. 31,
                                                     2001               2000
                                                   -------             -------
Raw Material                                       $1,785              $1,418
Work In Process                                     1,022                 812
Finished Goods                                      1,070                 849
                                                   -------             -------
                                                   $3,877              $3,079
                                                   =======             =======

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements


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


                                           Three months ended                Six months ended
                                                 June 30,                         June 30,
                                          2001            2000             2001             2000
                                     --------------- ---------------   --------------  ---------------
 Weighted-average shares basic                3,140           3,137            3,139            3,137

 Dilutive effect of stock options                 -               -                -                -
                                     --------------- ---------------   --------------  ---------------

 Weighted-average shares, diluted             3,140           3,137            3,139            3,137
                                     =============== ===============   ==============  ===============


    Options to purchase 103,000 and 175,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2001, respectively, because the effects of these instruments were anti-dilutive.

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

                                                MACHINE SALES AND SERVICE
                                         -------------------------------------
                                           UNITED                                   MFG.
                                           STATES       FOREIGN       TOTAL       SERVICES    CORPORATE      TOTAL
-------------------------------------------------------------------------------------------------------  -------------
 Three months ended June 30, 2001

 Net sales                               $      362   $        20  $      382   $     3,017  $       -   $      3,399
                                         ===========  ============ ===========  ============ ==========  =============
 Depreciation and amortization                   37             -          37           136          -            173
                                         ===========  ============ ===========  ============ ==========  =============
 Earnings (loss) from operations               (438)          (24)       (462)         (511)         -           (973)
                                         ===========  ============ ===========  ============ ==========  =============
 Total assets                                 5,454             -       5,454         5,043      4,773         15,270
                                         ===========  ============ ===========  ============ ==========  =============
 Additions to long-lived assets                   -             -           -            25          -             25
                                         ===========  ============ ===========  ============ ==========  =============

 THREE MONTHS ENDED JUNE 30, 2000

 Net sales                               $    2,645   $       284  $    2,929   $     2,542  $       -   $      5,471
                                         ===========  ============ ===========  ============ ==========  =============
 Depreciation and amortization                   74             -          74           109          -            183
                                         ===========  ============ ===========  ============ ==========  =============
 Earnings (loss) from operations                479            82         561          (221)         -            340
                                         ===========  ============ ===========  ============ ==========  =============
 Total assets                                 4,876           742       5,618         2,643      8,542         16,803
                                         ===========  ============ ===========  ============ ==========  =============
 Additions to long-lived assets                  31             -          31            15          -             46
                                         ===========  ============ ===========  ============ ==========  =============

 SIX MONTHS ENDED JUNE 30, 2001

 Net sales                               $    1,205   $       102  $    1,307   $     5,771  $       -   $      7,078
                                         ===========  ============ ===========  ============ ==========  =============
 Depreciation and amortization                   95             -          95           265          -            360
                                         ===========  ============ ===========  ============ ==========  =============
 Earnings (loss) from operations               (907)          (70)       (977)         (689)         -         (1,666)
                                         ===========  ============ ===========  ============ ==========  =============
 Additions to long-lived assets                   -             -           -           174          -            174
                                         ===========  ============ ===========  ============ ==========  =============

 SIX MONTHS ENDED JUNE 30, 2000

 Net sales                               $    4,954   $     1,014  $    5,968   $     4,278  $       -   $     10,246
                                         ===========  ============ ===========  ============ ==========  =============
 Depreciation and amortization                  150             -         150           221          -            371
                                         ===========  ============ ===========  ============ ==========  =============
 Earnings (loss) from operations                634           129         763          (385)         -            378
                                         ===========  ============ ===========  ============ ==========  =============
 Additions to long-lived assets                  60             -          60            25          -             85
                                         ===========  ============ ===========  ============ ==========  =============

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

                              RESULTS OF OPERATIONS

Net Sales
---------

    Net sales for the three months ended June 30, 2001 were $3,399,000 compared to $5,471,000 for the same period in the prior year. Continuing soft demand for capital equipment in the electronics industry has resulted in lackluster machine division sales in the current year. Responding to the industry slow-down earlier in the year, several of the Company's largest machine customers have continued their freeze on capital expenditures.

    The Amistar Manufacturing Services division (AMS) sales grew 19% and 35% for the three and six months ended June 30, 2001, respectively, over the same periods of 2000 primarily due to increased orders from existing customers. The increased AMS orders were primarily from the Company's base of medical equipment product customers. During the current year, certain electronic components that were formerly in limited supply during much of 2000 became more readily available.

Gross Profit
------------

    Gross profit declined during the quarter ended June 2001 from the same period in 2000, due to lower machine sales, higher machine division manufacturing costs and due to the change in sales mix between machine and contract assembly sales. Contract assembly sales generally have much lower gross margins than machine sales. During the current quarter, contract assembly sales represented 89% of total sales, compared to the same quarter in 2000 where contract assembly sales represented 46% of total sales. In addition, several AMS manufacturing personnel additions were made in the current quarter to improve customer service and to support future growth.

                               AMISTAR CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Selling Expenses
----------------

    Selling expenses decreased from the second quarter and six-month period of 2000 primarily due to machine division personnel reductions and lower commission expenses resulting from the decrease in machine sales.

General and Administrative Expenses
-----------------------------------

    General and administrative expenses decreased in the current quarter and six-month period over the same periods in 2000, primarily due to the accrual of incentive compensation in the second quarter of 2000, which did not recur in 2001.

Research and Development
------------------------

    Development efforts were focused during the six months ended 2001 on completion of the DataPlace(R) 1M product identification machine. In addition, the engineering group began work on a contract design services order from a new customer in the second quarter of 2001.

Income Tax Expense
------------------

    The income tax provision for the three and six months ended June 30, 2001 represents the minimum tax liability to various states. The Company has obtained refunds for all Federal income tax carry-backs available. A 100% valuation allowance has been recorded against deferred tax assets.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash used in operating activities was $1,181,000 for the six months ended June 30, 2001. Trade accounts and contracts receivable decreased primarily due to the lower sales level and due to a reduction in the days outstanding. Inventories increased due to the decline in machine sales relative to the Company's production plan. In addition, inventories increased due to the conversion of a major AMS customer from a consignment to turnkey contract and to support increased AMS sales. The Company has taken advantage of increased early pay discounts offered by electronic suppliers in the current year, resulting in decreased accounts payable. Capital expenditures in the current quarter primarily consisted of AMS production equipment for increased capacity.

    The Company maintains a letter of credit from its' bank in support of the $4,500,000 industrial development bonds.

    The Company believes that cash provided from operations and cash balances at June 30, 2001 will be adequate to support its operating and investing requirements through 2001.

                               AMISTAR CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at June 30, 2001 is comprised of $4,500,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 3.20% during the quarter ending June 30, 2001. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.

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