Form 10-Q
period 2001-09-30
AMISTAR CORP
filed 2001-11-13
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                                Commission File No. 0-13403
September 30, 2001
--------------------------------------------------------------------------------

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

          CLASS                                     OUTSTANDING AT OCT 29, 2001

Common Stock $.01 Par Value                                   3,137,250

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                          (Unaudited and in thousands)

                                                          Sept. 30,    Dec. 31,
                                                            2001        2000
                                                         ---------    ---------

ASSETS
Current assets:
   Cash and cash equivalents                             $  3,092     $  4,519
   Trade accounts and contracts receivable, net             2,167        2,899
   Inventories                                              2,862        3,079
   Demonstration equipment                                    189          113
   Prepaid expenses                                            79          195
                                                         ---------    ---------
     Total current assets                                   8,389       10,805

Property and equipment, net                                 4,512        4,869
Restricted cash                                             1,452        1,329
Other assets                                                  125          103
                                                         ---------    ---------

                                                         $ 14,478     $ 17,106
                                                         =========    =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    357     $    590
   Accrued liabilities                                        732          591
                                                         ---------    ---------
      Total current liabilities                             1,089        1,181
                                                         ---------    ---------

Industrial development bonds                                4,500        4,500
                                                         ---------    ---------

Shareholders' equity:
  Common stock                                                 31           31
  Additional paid-in capital                                4,590        4,589
  Retained earnings                                         4,268        6,805
                                                         ---------    ---------
     Total shareholders' equity                             8,889       11,425
                                                         ---------    ---------

                                                         $ 14,478     $ 17,106
                                                         =========    =========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                       Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)

                                       Three months ended     Nine months ended
                                           Sept. 30,             Sept. 30,
                                       2001        2000       2001       2000
                                    ---------   ---------  ---------   ---------

Net sales                           $  3,890    $  4,025   $ 10,968    $ 14,271

Cost of sales                          4,037       3,249     10,837      10,953
                                    ---------   ---------  ---------   ---------

Gross profit (loss)                     (147)        776        131       3,318

Operating expenses:
  Selling                                229         299        975       1,331
  General and administrative             394         205        987         806
  Research and development               140         239        745         770
                                    ---------   ---------  ---------   ---------
                                         763         743      2,707       2,907
                                    ---------   ---------  ---------   ---------

Earnings (loss) from operations         (910)         33     (2,576)        411

Other income, net                          7          23         45          85
                                    ---------   ---------  ---------   ---------
Earnings (loss) before
     income taxes                       (903)         56     (2,531)        496

Income taxes                               2           9          6           9
                                    ---------   ---------  ---------   ---------

Net earnings (loss)                 $   (905)   $     47   $ (2,537)   $    487
                                    =========   =========  =========   =========

Earnings (loss) per common share-
   basic and diluted                $  (0.29)   $   0.02   $  (0.81)   $   0.16
                                    =========   =========  =========   =========

Weighted average shares
   outstanding: Basic                  3,139       3,137      3,139       3,137
                                    =========   =========  =========   =========
                Diluted                3,139       3,241      3,139       3,222
                                    =========   =========  =========   =========





SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)

Nine months ended September 30,                               2001       2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings (loss)                                        $(2,537)   $   487
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                532        564
    Changes in assets and liabilities:
      Trade accounts and contracts receivable, net               732        387
      Inventories                                                217         (2)
      Demonstration equipment                                    (76)       (44)
      Prepaid expenses and other assets                           94          3
      Accounts payable and accrued liabilities                   (92)       213
                                                             --------   --------

Net cash provided by (used in) operating activities           (1,130)     1,608
                                                             --------   --------

Cash flows from investing activities-
  purchase of property and equipment                            (175)      (150)
                                                             --------   --------

Cash flows from financing activities:
  Increase in restricted cash                                   (123)         -
  Repurchase of common stock                                      (3)         -
  Exercise of stock options                                        4          -
                                                             --------   --------
                                                                (122)         -
                                                             --------   --------

Net increase (decrease) in cash and cash equivalents          (1,427)     1,458
                                                             --------   --------
Cash and cash equivalents, beginning of period                 4,519      2,476
                                                             --------   --------
Cash and cash equivalents, end of period                     $ 3,092    $ 3,934
                                                             ========   ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                              $   117    $   133
       Income taxes                                          $     9    $     4




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2001.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                          Sept. 30,             Dec. 31,
                                            2001                 2000
                                       ---------------      ---------------
Raw Material                             $   1,324             $   1,418
Work In Process                                755                   812
Finished Goods                                 783                   849
                                       ---------------      ---------------
                                         $   2,862             $   3,079
                                       ===============      ===============

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements


Earnings Per Common Share
-------------------------

     The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings (loss) per common share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the reporting period. Diluted net earnings (loss) per common share reflects the effects of potentially dilutive securities where the effect of inclusion of such securities would not be anti dilutive. Weighted average shares used to compute net earnings (loss) per share are presented below (in thousands):


                                       Three months ended    Nine months ended
                                            Sept. 30,             Sept. 30,
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
 Weighted-average shares, basic          3,139      3,137      3,139      3,137

 Dilutive effect of stock options            -        104          -         85
                                      ---------  ---------  ---------  ---------

 Weighted-average shares, diluted        3,139      3,241      3,139      3,222
                                      =========  =========  =========  =========

     Options to purchase 133,000 and 140,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2001, respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its' bank in support of the $4,500,000 industrial development bonds. During the current quarter, the Company's bank revised the amount of restricted cash from $1,329,000 to $1,452,000 to be set aside as collateral in support of the letter of credit. As of September 30, 2001, the Company was in violation of certain covenants included in a reimbursement agreement with its bank in support of the stand-by letter of credit. The Company has received a waiver from its Bank for all covenants in violation through December 30, 2001. In addition, the Company has reached an agreement with its bank for revised covenants for which the Company expects to be in compliance.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, Continued

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Machine Sales and Service, which encompass the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services
(AMS). The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                         MACHINE SALES AND SERVICE
                                        ----------------------------
                                         UNITED                         MFG.
                                         STATES   FOREIGN    TOTAL    SERVICES  CORPORATE  TOTAL
                                        ========  ========  ========  ========  ========  ========
--------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales                               $ 1,053   $    55   $ 1,108   $ 2,782   $     -   $ 3,890
                                        ========  ========  ========  ========  ========  ========
Depreciation and amortization                59         -        59       113         -       172
                                        ========  ========  ========  ========  ========  ========
Earnings (loss) from operations            (606)      (31)     (637)     (273)        -      (910)
                                        ========  ========  ========  ========  ========  ========
Total assets                              5,170         -     5,170     4,782     4,526    14,478
                                        ========  ========  ========  ========  ========  ========
Additions to long-lived assets                -         -         -         1         -         1
                                        ========  ========  ========  ========  ========  ========

THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales                               $ 1,615   $   332   $ 1,947   $ 2,078   $     -   $ 4,025
                                        ========  ========  ========  ========  ========  ========
Depreciation and amortization                80         -        80       113         -       193
                                        ========  ========  ========  ========  ========  ========
Earnings (loss) from operations             127        27       154      (121)        -        33
                                        ========  ========  ========  ========  ========  ========
Total assets                              4,927       750     5,677     2,671     8,631    16,979
                                        ========  ========  ========  ========  ========  ========
Additions to long-lived assets                -         -         -       (12)       77        65
                                        ========  ========  ========  ========  ========  ========

NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales                               $ 2,293   $   121   $ 2,414   $ 8,554   $     -   $10,968
                                        ========  ========  ========  ========  ========  ========
Depreciation and amortization               198         -       198       334         -       532
                                        ========  ========  ========  ========  ========  ========
Earnings (loss) from operations          (1,534)      (80)   (1,614)     (962)        -    (2,576)
                                        ========  ========  ========  ========  ========  ========
Additions to long-lived assets                -         -         -       175         -       175
                                        ========  ========  ========  ========  ========  ========

NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales                               $ 6,569   $ 1,346   $ 7,915   $ 6,356   $     -   $14,271
                                        ========  ========  ========  ========  ========  ========
Depreciation and amortization               219         -       219       345         -       564
                                        ========  ========  ========  ========  ========  ========
Earnings (loss) from operations             762       156       918      (507)        -       411
                                        ========  ========  ========  ========  ========  ========
Additions to long-lived assets               59         -        59        14        77       150
                                        ========  ========  ========  ========  ========  ========


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


                              RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three months ended September 30, 2001 were $3,890,000 compared to $4,025,000 for the same period in the prior year. Despite operating in an environment of soft demand for capital equipment in the electronics industry, the Company was able to ship DataPlace machines in the current quarter. In the preceding quarter, the Company was unable to ship any machines due to lack of orders. Responding to the industry slow-down earlier in the year, several of the Company's largest machine customers have continued their freeze on capital expenditures.

     The Amistar Industrial Automation division (AIA) received its most significant order to-date, and shipped eight machines totaling $642,000 to a major sports equipment manufacturer in the current quarter. The revenue generated included engineering design, turnkey fabrication and turnkey assembly services.

     The Amistar Manufacturing Services division (AMS) sales grew 34% and 35% for the three and nine months ended September 30, 2001, respectively, over the same periods of 2000 due to increased orders from new and existing customers. The increased AMS orders were primarily from the Company's base of medical equipment product customers. During the current year, certain electronic components that were formerly in limited supply during much of 2000 became more readily available, which allowed the Company to fulfill a greater portion of orders received.

Gross Profit
------------

     Gross profit declined during the quarter ended September 2001 from the same period in 2000, resulting in a negative gross profit. The gross profit decline was due to lower machine sales, higher machine division manufacturing costs, a change in sales mix between machine and contract assembly sales, but was partially offset by the favorable contribution from AIA. In addition, the Company recorded charges totaling $408,000 related to additions to reserves for inventory obsolescence related to surface mount machine products. Contract assembly sales

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Gross Profit, cont'd
--------------------

generally have much lower gross margins than machine sales. During the current quarter, contract assembly sales represented 72% of total sales, compared to the same quarter in 2000 where contract assembly sales represented 52% of total sales.

Selling Expenses
----------------

Selling expenses decreased from the second quarter of 2001 and the nine-month period of 2000 primarily due to machine division personnel reductions and lower commission expenses resulting from the decrease in machine sales.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased in the current quarter and nine-month period over the same periods in 2000, primarily due to a $121,000 restructuring charge related to the consolidation of AMS production facilities. The consolidation of facilities was one of several cost reduction initiatives the Company has implemented.

Restructuring Charges
---------------------

     During the current year, the Company undertook several initiatives aimed at reducing operating expenses as well as improving operational efficiencies. During the current quarter, the Company closed the Anaheim AMS facility and consolidated production into the San Marcos facility. In connection with the Anaheim plant closing, restructuring charges of $121,000 were recorded in general and administrative expenses in the current quarter. The charge was comprised of $29,000 for severance payments to terminated employees, $69,000 for lease abandonment, $10,000 for the write-off of fixed assets, and $13,000 for other closure costs. Of the total charge of $121,000, $38,000 had been paid as of September 30, 2001, and the balance, which is included in accrued liabilities, is estimated to be paid by March 31, 2002.

Research and Development Expenses
---------------------------------

     Development efforts were focused during the nine months ended September 2001 on completion of the DataPlace(R) 1M product identification machine. During the current quarter, development costs decreased over the comparable quarter in 2000 primarily due to increased engineering design services sales, which resulted in an allocation of engineering wages to cost of sales.

Income Taxes
------------

     The income tax provision for the three and nine months ended September 30, 2001 represents the minimum tax liability to various states. The Company has obtained refunds for all Federal income tax carry-backs available. A 100% valuation allowance has been recorded against deferred tax assets.

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash used in operating activities was $1,130,000 for the nine months ended September 30, 2001. Trade accounts and contracts receivable decreased primarily due to the lower sales level and due to a reduction in the days outstanding. Inventories decreased primarily due to the addition of reserves for inventory obsolescence. Excluding the reserve addition, inventories increased due to the decline in machine sales relative to the Company's production plan. The Company has taken advantage of increased early pay discounts offered by electronic suppliers in the current year, resulting in decreased accounts payable. Capital expenditures in the current quarter primarily consisted of AMS production facility improvements to retrofit the San Marcos facility for two additional production lines relocated from the Anaheim facility.

     The Company maintains a letter of credit from its' bank in support of the $4,500,000 industrial development bonds. During the current quarter, the Company's bank revised the amount of restricted cash from $1,329,000 to $1,452,000 to be set aside as collateral in support of the letter of credit. As of September 30, 2001, the Company was in violation of certain covenants included in a reimbursement agreement with its bank in support of the letter of credit. The Company has received a waiver from its Bank for all covenants in violation through December 30, 2001. In addition, the Company has reached an agreement with its bank for revised covenants for which the Company expects to be in compliance.

New Accounting Pronouncements
-----------------------------

     The Company believes that cash provided from operations and cash balances at September 30, 2001 will be adequate to support its operating and investing requirements through 2001 and beyond.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for the Company to estimate the impact of adopting this statement at the date of this quarterly report.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at September 30, 2001 is comprised of $4,500,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 2.5% during the quarter ending September 30, 2001. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.



PART II.

Items 1-5 Non-Applicable

Item 6 Exhibits and Reports on Form 8-K
       (a) Exhibits:
            None
       (b) Reports on form 8-K:
            None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMISTAR CORPORATION


                                               By /s/ William W. Holl
                                               ---------------------------------
                                               William W. Holl
                                               Chief Financial Officer,
                                               Chief Accounting Officer &
                                               Duly Authorized Officer