Form 10-K
period 2001-12-31
AMISTAR CORP
filed 2002-03-28
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

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

                                   YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 4, 2002: $2,174,000.

      The number of shares outstanding of registrant's Common Stock as of March 4, 2002: 3,139,750 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference:

    PART III Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 1, 2002 filed with the Securities and Exchange Commission.

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

PART II
 5.    Market for Registrant's Common Stock and Related Stockholder Matters....8
 6.    Selected Financial Data.................................................9
 7.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations .................................................10
 7a.   Quantitative and Qualitative Disclosures About Market Risk ............18
 8.    Financial Statements and Supplementary Data............................19
 9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...................................................33

PART III
10.    Directors and Executive Officers of the Registrant.....................33
11.    Executive Compensation.................................................33
12.    Security Ownership of Certain Beneficial Owners and Management.........33
13.    Certain Relationships and Related Transactions.........................33

PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........33

                                     PART I


This Annual Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, success of research and development, customer acceptance of products, gross profit and marketing expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, and other factors.

ITEM 1. BUSINESS

      Amistar Corporation (the Company) provides industrial automation solutions primarily for electronic product manufacturers. The Company designs, develops, manufactures, markets and services a variety of automatic equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. In addition, the Company provides design and manufacturing resources to create customized factory automation equipment according to customer's specification in a broad range of industries. The Company also provides contract-manufacturing services to companies who outsource the manufacturing of their electronic products.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: Industrial Automaton (AIA), which encompasses the design, manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services
(AMS) which provides contract manufacturing services. Prior to December 31, 2001, AIA was named the "machine products division" with "AIA" formerly the title of the factory automation unit. The Company decided that "AIA" is a more appropriate title for both the machine products area and customized factory automation. Information concerning the Company's operations for the two segments is found in note 10 to the financial statements.

Amistar Industrial Automation (AIA)
-----------------------------------

      Amistar Industrial Automation, a division of Amistar, provides factory automation solutions by offering its own proprietary machine products and by providing customized factory automation design and manufacturing.

Machine Products
----------------

      The Company's label identification machines, the DataPlace(R) 100LP and the DataPlace(R) 1M, are available in a standard configuration and can be customized, through mechanical or software modifications, to meet the needs of a specific application. In addition, the Company offers machine system integration with the customer's ERP system.

      The Company continues to sell a small number of axial component insertion machines, and to provide service and spare parts to customers of its installed base of through-hole insertion equipment and surface mount assembly machines.

      During 2000, the Company's Japanese supplier of surface mount assembly machines sold its operations to a competitor, leaving the Company without a source of surface mount assembly (SMD) machines. During 2001, the Machine Division completed its transition from a distributor of SMD machines to an original manufacturer of automatic label application machines for the electronics manufacturing industry.

Customized Factory Automation
-----------------------------

      During 2001, the Company launched a new business unit to utilize its core strengths more effectively in the design, manufacture, and service of customized factory automation equipment for other manufacturers. The unit's 2001 sales included an order to provide final engineering design and manufacturing of automation equipment for a major sports equipment manufacturer.

Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract manufacturing services to OEMs in various industries, such as medical, computer peripherals, audio/video, industrial test and controls, data networking, and telecommunications. The Company offers a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, various levels of testing, final product assembly, enclosure and systems build, distribution and warranty depot support.

Product Development
-------------------

      The Company's products are marketed to an industry that is subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company has been committed to the continuing enhancement of its current products to allow their use in a wider variety of applications, and the development of new products to further reduce customer labor costs and increase manufacturing efficiencies.

      During 2001, 2000 and 1999, the Company's engineering, research and development expenses were approximately $843,000, $1,161,000 and $1,197,000, respectively. Development efforts were focused in 2000 on the DataPlace(R) 1M automatic label placer and on custom applications for the DataPlace(R) 100LP. During 2001, the engineering group focused on DataPlace(R) 1M machine cost reduction, customization orders for both models of the DataPlace(R) machines and provided support to the new customized factory automation unit. Management is currently evaluating additional research and development projects for 2002.

Customers and Marketing
-----------------------

      The Company's machine products are sold primarily to contract and OEM manufacturers of electronic products. The Company's marketing strategy is to offer equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price, performance, and reliability.

      Amistar markets its machine products in the United States through an internal sales force that, in addition to direct selling efforts, also support independent manufacturer's representatives. The AIA unit markets its services through an internal sales force.

      The Company's AMS division is marketed through a combination of Company personnel, electronics component distributors and outside representatives.

Dependence on a Single Customer
-------------------------------

      During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. and $2,293,000 (or 12% of sales) were made to Merit Medical Systems, Inc. During 1999, sales of $1,855,000 (or 12% of total sales) were made to Merit Medical Systems, Inc.

Foreign Sales
-------------

      A portion of the Company's machine sales has traditionally been to foreign customers. Profitability and product mix of foreign machine sales are generally comparable to domestic sales. During 2001, the Company's sales were primarily to domestic customers. The Company is subject to international trade risks including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years.


(Dollars in thousands)             2001                         2000                        1999
                         -------------------------     ------------------------    ------------------------
United States                 $13,356         98%         $18,040         97%          $13,573         90%
Europe                            211          2%             305          2%              187          1%
South America\Canada               56         -                73         -                523          4%
Asia                               36         -               101          1%              788          5%
                         -------------    --------    ------------     -------     ------------     -------
TOTALS                        $13,659        100%         $18,519        100%          $15,071        100%
                         =============    ========    ============     =======     ============     =======

---------------------

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in notes 11 and 12 to the financial statements.

Service
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers out of the Company's San Marcos, California and San Antonio, Texas offices. The Warrenville, Illinois and Melbourne, Florida offices were closed during 2001 as part of a consolidation initiative. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

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

      Those parts of the Company's products that are not manufactured directly by Amistar are purchased from outside vendors. Most parts are available from more than one supplier. While certain parts are presently purchased from single sources, the Company believes it would be able to locate additional sources for such parts without a material adverse effect on its business. Amistar has never experienced a major production delay due to a materials shortage or the loss of a single-source for its material.

Contract Manufacturing
----------------------

      The Company's ability to generate contract manufacturing service revenues is dependent upon the availability of electronic components. Electronic components are supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During portions of 2001, certain electronic components were available from distributors on an allocated basis. Distributor allocations can cause either interruption in supply to the Company or increased costs, or both. In the event supply is only available through secondary suppliers, the Company may also experience limitations on availability in addition to increased costs.

Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component, label placement, or factory automation equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic label identification machine competitors are Nortek Automation, Inc. and Computype, Inc.

      The Company believes that the key factors affecting the choice of a label placement machine are reliability, placement speed, responsive service, ability to detect errors, range of labels placed, ease of programming and operation, integration with ERP systems, and price.

      There are numerous companies, of various sizes and geographic reach, which provide contract assembly services to companies that sell electronic products, none of which the Company considers to be a prime competitor.

Backlog
-------

      Customer machine order lead times are usually short. Current customer practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period while on loan. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 2001 was $3,458,000, all of which is expected to ship during the next 12 months. The AIA and AMS divisions had backlog at December 31, 2001 of $105,000 and $3,353,000 respectively. Total Company backlog was $4,199,000 at December 31, 2000. The AIA and AMS divisions had backlog at December 31, 2000 of $942,000 and $3,257,000, respectively. In the event the Company is unable to ship on the purchase order due date, the Company would not incur any contractual damages other than the potential damage to a customer relationship.

Intellectual Property
---------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets, to establish and maintain proprietary rights in its technology and products. As of December 31, 2001, the Company has been issued nine United States patents relating to mature products. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------

      During the week ended February 15, 2002, the Company had 117 full-time employees and 5 temporary employees. Of the total employees, 97 were employed in manufacturing, 8 in marketing and service, 7 in product development and 10 in administration and finance.

ITEM 2.  PROPERTIES

      The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, automation machine manufacturing, contract manufacturing services, and research and development offices are located in this 80,000 square foot building completed in April of 1987.

      The Company leases, but no longer occupies, a 14,000 square foot facility in Anaheim, California. On January 22, 2001 the Company entered into an agreement extending the lease for an additional term of five years, expiring in March 2006, at a current monthly rental rate of $8,400. In November 2001, the Anaheim facility was subleased to a sub-tenant for a term beginning December 2001 and expiring March 2006, at an average monthly rental rate of $9,137 for 49 months in addition to a three-month free rent period.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS AND DIRECTORS

             Name               Age                       Title
             ----               ---                       -----
      Stuart C. Baker            70         Chairman of the Board and President
      Dr. Sanford B. Ehrlich     50         Director
      William W. Holl            71         Secretary, Treasurer and Director
      Gordon S. Marshall         82         Director
      Carl C. Roecks             68         Director
      Howard C. White            61         Director
      Daniel C. Finn             45         Vice President of Operations
      Tod N. Kilgore             44         Vice President of Sales and
                                              Marketing-AMS Division
      Gregory D. Leiser          45         Vice President of Finance and Chief
                                              Financial Officer
      Harry A. Munn              50         Executive Vice President of
                                              Marketing and Sales

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

      Mr. Holl, a founder of the Company, has served the Company as a Director, Secretary and Treasurer since its inception in 1971, and as Chief Financial officer from 1978 until 2001. In 2001, Mr. Holl retired and serves the Company on a part-time basis.

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

      Mr. White, appointed Director in 2000, was formerly a partner in charge of the Metropolitan Southern California Region Accounting and Audit Practice and worldwide managing director of finance with Andersen Worldwide. Mr. White is currently President of White & White LLC, a financial and business consulting services company.

      Mr. Finn has served the Company since 1979, and as Vice-President Operations since 1999.

      Mr. Kilgore has served the Company as Vice-President Sales and Marketing-AMS Division since 1999.

      Mr. Leiser has served the Company since 1995, as Vice-President Finance since 1999 and as Chief Financial Officer since 2001.

      Mr. Munn has served the Company since 1985, and as Vice-President Marketing and Sales since 1997.

      Mr. Saloka, not presently employed by the Company, served the Company as Vice-President-AMS Division from 1999 through January 2002.

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

                  Quarter ended              High*          Low*
                  -----------------          -----          ----
                     Mar. 31, 2001           3.88           1.88
                     Jun. 30, 2001           2.13           1.49
                     Sep. 30, 2001           1.98           0.99
                     Dec. 31, 2001           1.35           0.99

                     Mar. 31, 2000           4.25           1.52
                     Jun. 30, 2000           4.00           2.19
                     Sep. 30, 2000           4.31           2.88
                     Dec. 31, 2000           3.00           2.25

                  * The prices indicated are as reported by the National Association of Security Dealers.

      The Company had approximately 90 shareholders of record on December 31, 2001; however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

      The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
 Statements of Operations Data:

                                                                    Year Ended December 31,
                                              --------------------------------------------------------------------
                                                              (In thousands, except per share data)

                                                2001           2000           1999          1998           1997
                                              ---------      ---------     ---------      ---------      ---------
Net sales                                     $ 13,659       $ 18,519      $ 15,071       $ 20,728       $ 22,840
Cost of sales                                   13,056         13,798        13,649         14,908         14,842
                                              ---------      ---------     ---------      ---------      ---------
Gross profit                                       603          4,721         1,422          5,820          7,998
                                              ---------      ---------     ---------      ---------      ---------

Operating expenses:
     Selling                                     1,674          2,093         2,764          3,423          4,051
     General & administrative                    1,342            738         2,065          1,067          1,014
     Engineering, research & development           843          1,161         1,197          1,202          1,462
                                              ---------      ---------     ---------      ---------      ---------
                                                 3,859          3,992         6,026          5,692          6,527
                                              ---------      ---------     ---------      ---------      ---------

Income (loss) from operations                   (3,256)           729        (4,604)           128          1,471
Other income (expense):
     Interest, net                                  94            111           (43)            (8)            86
     Other                                           6              8             6             61             41
                                              ---------      ---------     ---------      ---------      ---------

Earnings (loss) before income taxes             (3,156)           848        (4,641)           181          1,598
Income tax expense (benefit)                       (66)             9           196            (50)           505
                                              ---------      ---------     ---------      ---------      ---------

Net earnings (loss)                           $ (3,090)      $    839      $ (4,837)      $    231       $  1,093
                                              =========      =========     =========      =========      =========

Earnings (loss) per common share:
   Basic                                      $  (0.99)      $   0.27      $  (1.54)      $   0.07       $   0.34
                                              =========      =========     =========      =========      =========
   Diluted                                    $  (0.99)      $   0.26      $  (1.54)      $   0.07       $   0.34
                                              =========      =========     =========      =========      =========
Weighted-average shares
      outstanding:
   Basic                                         3,127          3,137         3,137          3,206          3,236
                                              =========      =========     =========      =========      =========
   Diluted                                       3,127          3,179         3,137          3,206          3,236
                                              =========      =========     =========      =========      =========

Selected Balance Sheet Data:

                                                                         December 31,
                                              --------------------------------------------------------------------
                                                                       (In thousands)

                                               2001           2000          1999           1998           1997
                                              ---------      ---------     ---------      ---------      ---------
Working capital                               $   2,371      $   9,625     $   8,236      $  11,709      $  12,632
Total assets                                     13,666         17,106        16,285         21,759         22,236
Long-term obligations                                 0          4,500         4,500          4,500          4,500
Retained earnings                                 3,715          6,805         5,967         10,803         10,573
Total shareholders' equity                        8,283         11,426        10,587         15,424         15,448


ITEM 6. SELECTED FINANCIAL DATA


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 Quarter Ended,
                                           -----------------------------------------------------
                                               3/31          6/30         9/30         12/31
                                           ------------- ------------ ------------  ------------
                                                   (In thousands, except per share data)
                   2001
-------------------------------------------
 Net sales                                       $3,679       $3,399       $3,890        $2,691
 Gross profit (loss)                                381         (103)        (147)          472
 Net earnings (loss)                               (676)        (956)        (905)         (553)

 Earnings (loss) common per share:
   Basic                                          (0.22)       (0.30)       (0.29)        (0.18)
   Diluted                                        (0.22)       (0.30)       (0.29)        (0.18)

                   2000
-------------------------------------------
 Net sales                                       $4,775       $5,471       $4,025        $4,248
 Gross profit                                     1,208        1,530          817         1,166
 Net earnings                                        62          378           47           352

 Earnings common per share:
   Basic                                           0.02         0.12         0.02          0.11
   Diluted                                         0.02         0.12         0.01          0.11



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Principles and Estimates
--------------------------------------------

      In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company makes judgements regarding revenue recognition and evaluates its estimates, including those related to allowance for doubtful accounts, inventories, asset impairment, warranty obligations, contingencies and litigation. We describe these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

      The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales upon shipment, provided title has transferred and the model, configuration, and application is substantially similar to the original machine installed. In addition, the Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. Revenue for manufacturing services, factory automation services, machine accessories, and spare parts are recognized upon shipment. Billable service labor revenue is recognized upon completion. At the time of shipment, the Company accrues for estimated non-billable installation, training and warranty repair costs to be incurred.

----------------------------------------------------

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables considering the customer's financial condition, security deposits, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Long-lived assets, consisting primarily of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company 's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

      The Company is subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters, and investigations by governmental agencies regarding our employment practices. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

      The Company operates in an industry that is highly competitive. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns, and rapid technological developments. The following are important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

o Continued weak global economic conditions, or lack of electronics industry manufacturing capacity expansion, could adversely impact the Company's revenues and growth rate.

o The competitive environment in the electronics assembly machine and contract manufacturing industry places pressure on revenue, gross margins and market share.

o Erosion of the financial condition of customers could adversely affect the Company's business.

o The availability of electronic components may be limited due to changes in demand or supply and could adversely affect the Company's material costs or ability to fulfill customers order requirements.

o The inability to invest in or acquire a new venture that can absorb excess manufacturing capacity or contribute to the Company's return to profitability, could adversely affect the Company's business.

o The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event, could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business.

o     Other-see Item 7a. Qualitative and Quantitative Data About Market Risk

      At December 31, 2001 and 2000, the Company did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Results of Operations 2001 Compared to 2000
-------------------------------------------

Company overall
---------------

Sales
-----

      Overall sales decreased to $13,659,000 from $18,519,000 in 2000, a decrease of 26%. No portion of sales is attributable to inflation for 2001.

      The Manufacturing Services division (AMS) sales increased $1,504,000 or 16% over 2000 and, as a result, contributed 78% of the overall sales for 2001.

      AIA label identification machine shipments decreased from 29 units in 2000 to 4 units in 2001, an 86% decline expressed in sales dollars. Two of the machines sold in 2001 represented initial sales of the new DataPlace 1M model. The Company's through-hole machines operating in the field generated most of the parts and service sales. However, as the population of the Company's through-hole technology machines decline, demand for spare parts and out-of-warranty field service will continue to follow a parallel trend.

      The AIA customized factory automation unit generated $900,000 in engineering design and manufactured product sales in its first year of operation. The first year sales included $642,000 in shipments to a major sporting equipment manufacturer.

Gross profit
------------

      Gross profit decreased $4,118,000 or 87% in 2001, compared to 2000. This decrease was due to the lower gross profit earned on a higher mix of contract manufacturing services sales, lower factory utilization, decreased machine sales and services, and an increase to the allowance for inventory obsolescence. The 2001 increase in the allowance for inventory obsolescence primarily consisted of $279,000 related to older technology machines, and $219,000 related to private label products

Selling expenses
----------------

      Selling expenses decreased $419,000 in the current year due to AIA machine products sales and service staff reductions, consolidation of sales and service offices, lower commission expense, and reduced division marketing expenses.

General and administrative expenses
-----------------------------------

      General and administrative expense increased $604,000 in 2001 over 2000. The increase was primarily due to a $121,000 restructuring charge related to the closure of the Anaheim, California contract assembly facility, a $60,000 increase in the allowance for doubtful accounts, a $32,000 increase in insurance premiums, a $79,000 increase in professional fees and a $350,000 recovery in 2000 of a bad debt previously written off in 1999.

---------------------------------------------------

General and administrative expenses,cont'd
------------------------------------------

      During the current year, the Company undertook several initiatives aimed at reducing operating expenses as well as improving operational efficiencies. During the third quarter of 2001, the Company closed its Anaheim AMS facility and consolidated production into the San Marcos facility. In connection with the Anaheim plant closing, restructuring charges of $121,000 were recorded in general and administrative expenses in the third quarter. The charges were comprised of the following:

                                                         Amount
                                                        ---------
      Separation costs                                  $ 29,000

      Lease abandonment                                   69,000

      Facility repairs                                    12,000

      Other                                               10,000
                                                        ---------

      Total                                             $121,000
                                                        =========


      Of the total charge of $121,000, $99,000 has been paid as of December 31, 2001 and the balance of $22,000, which is included in accrued liabilities, is expected to be paid by March 31, 2002.

Engineering, research and development expenses
----------------------------------------------

      Engineering, research and development efforts in 2001 were focused on a DataPlace 1M cost reduction project and in support of AIA operations. Expenses declined 2001 over 2000 due to fewer development projects and due to staff reductions.

Other Income (expense)
----------------------

      Interest income decreased $75,000 in 2001, compared to 2000, due to lower average cash balances during 2001 and decreases in interest rates earned on money market funds. Interest expense decreased $58,000 in 2001, compared to 2000, due to decreases in interest rates on the bonds.

Income taxes
------------

      The income tax benefit for 2001 represents an adjustment to the income tax accrual to match the expected minimum tax liability to various states.

      No federal income tax carryforward benefit has been recorded in 2001 due to the net loss and the uncertainty concerning the Company's ability to utilize the net operating loss in the future. A 100% valuation allowance has been recorded against the net deferred income tax asset as of December 31, 2001.

      On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company will be able to recognize a $400,000 carryback refund receivable in the first quarter of 2002.

Amistar Industrial Automation segment
-------------------------------------

      During 2001, the Company sold two initial customized DataPlace 1M machines. Compared to the DataPlace 100LP machine, the 1M is suitable for applications requiring less functionality and sells at a lower price.

      In 2001, the Company was severely affected by the overall recession and especially the contraction in manufacturing capacity among the Company's machine customer base. Many of the Company's machine customers froze capital spending during 2001. In the event that the Company's base of customers and potential customers move production offshore to take advantage of the lower cost of labor, the Company's labor saving automation equipment may become less attractive.

      The Company took steps during 2001 to minimize costs in response to the recession driven decline in demand for its label identification automation equipment. The Company reduced its sales and field service support staff during the year. At December 31, 2001, the Company had, based on forecasts, an approximate 18 to 24 month supply of DataPlace machine inventory. The Company has considered the current and projected state of the machines technology, its expected future competitive position and demand upon economic recovery in its analysis of inventory valuation. A protracted period of insufficient demand for the DataPlace machines could require additional charges for reserves for partial or total obsolescence in the future.

---------------------------------------------------

      To more effectively utilize the Company's existing engineering and machine manufacturing capacity in 2001, the Company formed the new AIA business unit to pursue automation applications in new markets. The new AIA unit has allowed the Company to penetrate new market segments including the sports equipment automation market.

Contract Manufacturing Services segment
---------------------------------------

      During 2001, despite difficult economic conditions, much of the AMS sales growth came from the Company's base of medical product customers who increased orders over 2000. In addition, a portion of the AMS sales growth came from increased quick-turn prototype services to a major test equipment customer.

      Considering the inefficiencies of maintaining two plants operating at less than full capacity, the Company consolidated its Anaheim operations with the San Marcos facility to increase factory utilization.

      During the fourth quarter of 2001, the Company experienced a fall-off in AMS sales from previous quarters due to customer order push-outs and a reduction in orders from a major customer that was adversely affected by the recession and events of September 11, 2001.

Results of Operations 2000 Compared to 1999
-------------------------------------------

Company overall
---------------

Sales
-----

      Sales increased to $18,519,000, from $15,071,000 in 1999, an increase of 23%. The Manufacturing Services division sales increased 51% over 1999 and as a result contributed most of the overall sales growth. The increase in label identification machine sales in 2000 was offset by the decline in the discontinued distributed surface mount machines compared to 1999. No portion of 2000 sales was due to inflation.

Gross profit
------------

      Gross profit dollars and gross profit percent increased $3,300,000 and 16.1% in 2000, compared to 1999. This increase was due to the higher gross margins earned on the DataPlace label identification machine, improved factory utilization and improved gross margins on contract manufacturing services. The year 1999 was burdened with a $1,437,000 addition to the allowance for inventory obsolescence related to PlaceMaster(R) machines, a $210,000 addition to the allowance for inventory related to private label products, and excess plant capacity in the machine division, which depressed margins.

Selling expenses
----------------

      Selling expenses decreased $857,000 in 2000 due to staff reductions, lower machine commission expense, and reduced machine division marketing expenses. Substantially all the DataPlace machines were sold on a direct basis and therefore did not require a commission payment to an outside representative. In 1999, the machine sales were primarily comprised of sales of the SMD machines, which required a commission payment as the machines were sold through outside representatives.

General and administrative expenses
-----------------------------------

      General and administrative expense decreased $1,327,000 over 1999. The decreased expense was due partially to a $350,000 recovery in 2000 related to one of several bad debts totaling $996,000 that had been reserved for in 1999.

Engineering, research and development
-------------------------------------

      Development efforts in 2000 were focused on the second DataPlace(R) label identification machine and on customization orders received related to the DataPlace(R) 100LP model.

Other income (expense)
----------------------

      Interest income increased $184,000 in 2000, compared to 1999, due to higher average cash balances during 2000.

---------------------------------------------------

Income taxes
------------

      No federal income tax expense was recorded in 2000 due to the change in the valuation allowance. Uncertainties at December 31, 2000 concerning the Company's ability to utilize the benefits of the deferred tax assets in the future precluded it from recording an asset at full value. Therefore a 100% valuation allowance was recorded against the net deferred income tax asset.

Amistar Industrial Automation segment
-------------------------------------

      In 2000, the machine production unit made the transition from offering distributed surface mount assembly machines to offering label identification machines. The Company's label identification machines were designed and manufactured in-house. The Company shipped twenty-nine label identification machines to predominantly Fortune 500 contract manufacturers and OEM's.

      On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics, the manufacturer of the private label machines, and Yamaha Motor Co., Ltd. IM Operations. This cooperative relationship led to the formation of a new company named I-Pulse Company Ltd. during 2000. During January 2000, the Company, following its strategy to reposition itself from SMD assembly to label identification machines, chose to no longer carry the distributed machine line. Accordingly, the agreement between the Company and I-Pulse terminated effective June 30, 2000. The Company was able to successfully sell off its remaining distributed machine inventory during the first two quarters of 2000, including ten machines repossessed from PricePoint Micro Technologies in January 2000.

      The Company's primary sales and gross margin contributions in 1999 came from the distributed private label machine line, whereas in 2000, the label identification machine was the primary contributor.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash flow from operations decreased during 2001, compared to increases in 2000 and 1999. Working capital decreased $7,254,000 in 2001, increased $1,389,000 in 2000 and decreased $3,473,000 in 1999. Operating activities generated (consumed) ($.5 million), $2.3 million, and $1.2 million in cash flow during the years ended 2001, 2000, and 1999, respectively.

      The current year decrease in cash flow and working capital, excluding the effect of the $4,500,000 Industrial Development bonds reclassification discussed below, was primarily due to lower sales and the collection of contracts receivable and reduction of inventory providing a partial offset. The Company generated cash during 2000, primarily through earnings and the collection of contracts receivable. The Company generated cash in 1999 by collecting accounts receivable, collecting a contract receivable for $400,000 in advance of its scheduled maturity date, and by reducing inventory. Contracts receivable also decreased $296,000 in 1999 due to a write-down of a contract receivable to the net realizable value of the collateral (equipment) repossessed during 2000.

      In 2001, 2000 and 1999, investing activities consisted primarily of capital expenditures to support the current and expected growth of the Amistar Manufacturing Services division. During 1999, the AMS division added an additional SMD assembly line at its San Marcos, California facility.

      During 2001, the Company repurchased $57,000 of its own stock on the open market as part of a strategy to buy back stock that the Company considers undervalued and to support the minimum NASDAQ Small Cap listing stock price requirement.

      The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. The bonds carry a variable interest rate and mature in December 2005. Payments of principal and interest are unconditionally guaranteed by a $4,617,000 irrevocable letter of credit issued by the Company's bank.

      The terms of the present irrevocable letter of credit required the Company in 1995 to establish a $1,329,000 interest-bearing cash collateral account (restricted cash) in order to meet a required loan to value ratio. In 2001, the amount of restricted cash was revised to $1,452,000. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. The Company's obligation under the irrevocable letter of credit was reduced accordingly by $1,500,000 effective on February 1, 2002. Effective March 1, 2002, the Company will be required to make monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption will occur in increments of $100,000 as the funds accrete to the minimum redemption level.

      The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2001, the Company was not in compliance with a tangible net worth covenant. The Company received waivers relating to this covenant through May 31, 2002. The Company has made all required debt service payments on the bonds. However, based on the uncertainity concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $4,500,000 has been classified as a current liability in the accompanying balance sheet.

      The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event, could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business.

      The following summarizes the Company's contractual obligations and other commitments at December 31, 2001, and the effect such obligations could have on its liquidity and cash flow in future periods (in thousands):

                                 Total Amount
                                 Committed                             Amount of Commitment Expiring by Period
                                 ---------                             ---------------------------------------
                                                  2002            2003           2004            2005            2006
                                                  ----            ----           ----            ----            ----
Operating lease payable       $  460,000      $  103,000      $  106,000      $  109,000      $  114,000      $   28,000
Industrial Bonds payable       4,500,000       1,500,000         100,000         120,000       2,780,000               -


The operating lease payable has not been reduced by the following minimum sublease rental income, which has a remaining term concurrent with the Company's term.

                              Total Amount        2002            2003           2004            2005            2006
                              ------------        ----            ----           ----            ----            ----
Sublease income               $  439,000      $   78,000      $  107,000      $  111,000      $  114,000      $   29,000


      The Company's primary sources of liquidity consist of cash and cash equivalents and working capital. The Company maintained a revolving line of credit with its bank during 1998 until expiration on March 31, 1999. The Company does not intend to pursue another line of credit at this time. The Company believes that cash and cash equivalents provided from operations and cash balances at December 31, 2001 will be adequate to support its operating and investing requirements through 2002.

The following table sets forth the statements of operations as a percentage of net sales:

                                                                        Percentage of Net Sales
                                                                        -----------------------

                                                       2001                       2000                     1999
                                                   --------------            ---------------            ------------
Net sales                                                  100.0                      100.0                   100.0
Cost of sales                                               95.6                       74.5                    90.6
                                                   --------------            ---------------            ------------
Gross profit                                                 4.4                       25.5                     9.4
                                                   --------------            ---------------            ------------

Operating expenses:
    Selling                                                 12.2                       11.3                    18.3
    General and administrative                               9.8                        4.0                    13.7
    Engineering, research and development                    6.2                        6.3                     7.9
                                                   --------------            ---------------            ------------
                                                            28.2                       21.6                    39.9
                                                   --------------            ---------------            ------------

Income (loss) from operations                              (23.8)                       3.9                   (30.5)

Other income (expense):
    Interest, net                                             .7                         .7                     (.3)
    Other                                                      -                          -                       -
                                                   --------------            ---------------            ------------

Earnings (loss) before income taxes                        (23.1)                       4.6                   (30.8)
Income tax expense (benefit)                                 (.5)                       0.1                     1.3
                                                   --------------            ---------------            ------------

Net earnings (loss)                                        (22.6)                       4.5                   (32.1)
                                                   ==============            ===============            ============


The following table sets forth sales (in thousands) by product classification:


                                      2001                       2000                         1999
                            ----------------------      ----------------------      ----------------------
Amistar machines,
     parts and service      $ 1,783            13%      $ 6,279            34%      $ 2,989            20%
Private label machines          294             2%        3,062            16%        6,001            40%
Factory automation              900             7%            -             -
Manufacturing services       10,682            78%        9,178            50%        6,081            40%
                            --------      --------      --------      --------      --------      --------
                            $13,659           100%      $18,519           100%      $15,071           100%
                            ========      ========      ========      ========      ========      ========

New Accounting Pronouncements
-----------------------------

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement and that result from the acquisition, construction or development or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To implement the provisions, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for the Company to estimate the impact of adopting this statement at the date of this annual report.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company does not have any derivative financial instruments.

      The Company's only term debt at December 31, 2001 is comprised of industrial development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted-average variable rate of 3.0% during 2001. A hypothetical 10% increase in the weighted-average interest rate for 2001 would have increased the net loss by approximately $12,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors and Shareholders
Amistar Corporation:


We have audited the accompanying balance sheets of Amistar Corporation as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






San Diego, California                                     /s/ KPMG LLP
February 1, 2002                                              KPMG LLP


                                         AMISTAR CORPORATION
                                           Balance Sheets


December 31,                                                          2001              2000
-------------------------------------------------------------------------------------------------
ASSETS    (Note 4)
Current assets:
     Cash and cash equivalents                                   $  3,626,396       $  4,519,494
     Trade accounts receivable, less allowance for doubtful
       accounts of $187,497 in 2001 and $138,922 in 2000            1,064,471          2,843,486
     Contracts receivable (note 3)                                          -             55,871
     Inventories (note 2)                                           2,723,661          3,078,850
     Demonstration equipment                                          152,659            112,536
     Prepaid expenses                                                 187,385            194,598
                                                                 -------------      -------------
          Total current assets                                      7,754,572         10,804,835
                                                                 -------------      -------------
Property and equipment:
     Land                                                             981,875            981,875
     Building and building improvements                             4,090,832          4,078,205
     Machinery and equipment                                        6,948,149          7,002,893
     Computer software and equipment                                  492,152            463,447
     Leasehold improvements                                             2,478             11,767
                                                                 -------------      -------------
                                                                   12,515,486         12,538,187
     Less accumulated depreciation and amortization                (8,129,206)        (7,669,315)
                                                                 -------------      -------------
          Net property and equipment                                4,386,280          4,868,872
                                                                 -------------      -------------
Restricted cash (notes 4 and 12)                                    1,452,000          1,329,000
Other assets                                                           73,559            103,154
                                                                 -------------      -------------
                                                                 $ 13,666,411       $ 17,105,861
                                                                 =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    284,993       $    588,542
     Accrued payroll and related costs                                291,634            152,822
     Accrued liabilities                                              202,543            239,773
     Accrued product installation and warranty costs                   88,251            105,000
     Accrued commissions                                               16,418             93,888
     Industrial development bonds (notes 4 and 12)                  4,500,000                  -
                                                                 -------------      -------------
          Total current liabilities                                 5,383,839          1,180,025
                                                                 -------------      -------------

Industrial development bonds (notes 4 and 12)                               -          4,500,000
                                                                 -------------      -------------
Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                             -                  -
     Common stock, $.01 par value.  Authorized 20,000,000
       shares 3,139,750 and 3,136,500 shares issued and
       outstanding in 2001 and 2000, respectively                      31,398             31,365
     Additional paid-in capital                                     4,593,073          4,589,043
     Retained earnings                                              3,715,387          6,805,428
     Treasury stock, 53,378 common shares, at cost                    (57,286)                 -
                                                                 -------------      -------------
          Total shareholders' equity                                8,282,572         11,425,836
                                                                 -------------      -------------
     Commitments (note 7)
                                                                 $ 13,666,411       $ 17,105,861
                                                                 =============      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                           Statements of Operations

Years ended December 31,                            2001               2000               1999
--------------------------------------------------------------------------------------------------
Net sales                                      $ 13,658,922       $ 18,519,075       $ 15,070,500
Cost of sales                                    13,055,896         13,798,276         13,649,455
                                               -------------      -------------      -------------
Gross profit                                        603,026          4,720,799          1,421,045
                                               -------------      -------------      -------------

Operating expenses:
    Selling                                       1,673,403          2,092,922          2,763,264
    General and administrative                    1,342,361            737,977          2,065,480
    Engineering, research and development           842,892          1,161,039          1,196,724
                                               -------------      -------------      -------------
                                                  3,858,656          3,991,938          6,025,468
                                               -------------      -------------      -------------

Income (loss) from operations                    (3,255,630)           728,861         (4,604,423)

Other income (expense):
    Interest expense                               (124,804)          (182,624)          (152,640)
    Interest income                                 218,706            293,905            110,175
    Other                                             5,500              7,643              6,214
                                               -------------      -------------      -------------

Earnings (loss) before income taxes              (3,156,228)           847,785         (4,640,674)
Income tax expense (benefit) (note 5)               (66,187)             9,000            195,897
                                               -------------      -------------      -------------

Net earnings (loss)                            $ (3,090,041)      $    838,785       $ (4,836,571)
                                               =============      =============      =============
Earnings (loss) per common share :
    Basic                                      $      (0.99)      $       0.27       $      (1.54)
                                               =============      =============      =============
    Diluted                                    $      (0.99)      $       0.26       $      (1.54)
                                               =============      =============      =============
Weighted-average shares outstanding:
    Basic                                         3,127,196          3,136,500          3,136,500
                                               =============      =============      =============
    Diluted                                       3,127,196          3,179,000          3,136,500
                                               =============      =============      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                      Statements of Shareholders' Equity

Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------------------------------------------------------

                                          Common Stock
                                 -----------------------------    Additional                                           Total
                                    Shares                          Paid-in        Retained        Treasury        Shareholders'
                                   (in 000's)      Par value        capital        Earnings          Stock            Equity
                                 -------------   -------------   -------------   -------------    -------------    -------------
Balances at December 31, 1998           3,137    $     31,365    $  4,589,043    $ 10,803,214                -     $ 15,423,622

Net loss                                    -               -               -      (4,836,571)               -       (4,836,571)
                                 -------------   -------------   -------------   -------------    -------------    -------------
Balances at December 31, 1999           3,137          31,365       4,589,043       5,966,643                -       10,587,051

Net income                                  -               -               -         838,785                -          838,785
                                 -------------   -------------   -------------   -------------    -------------    -------------
Balances at December 31, 2000           3,137          31,365       4,589,043       6,805,428                -       11,425,836

Stock option exercise                       3              33           4,030               -                -            4,063
Repurchase of common shares                 -               -               -               -          (57,286)         (57,286)
Net loss                                    -               -               -      (3,090,041)               -       (3,090,041)
                                 -------------   -------------   -------------   -------------    -------------    -------------
Balances at December 31, 2001           3,140    $     31,398    $  4,593,073    $  3,715,387     $    (57,286)    $  8,282,572
                                 =============   =============   =============   =============    =============    =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                              AMISTAR CORPORATION
                                           Statements of Cash Flows

Years ended December 31,                                             2001            2000           1999
-------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net earnings (loss)                                         $(3,090,041)    $   838,785     $(4,836,571)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                696,611         760,872         736,189
        Gain on sale of equipment                                     (5,500)              -          (3,784)
        Provision for deferred income tax expense                          -               -         461,000
        Changes in assets and liabilities:
           Trade accounts receivable, net                          1,779,015        (170,357)      2,179,633
           Income taxes receivable                                         -         207,518          81,686
           Inventories                                               355,189         (31,851)      1,637,864
           Demonstration equipment                                   (40,123)          5,041         156,053
           Prepaid expenses                                            7,213        (122,514)        144,619
           Contracts receivable                                       55,871         809,904       1,260,996
           Other assets                                               29,595          11,558          15,375
           Accounts payable                                         (303,549)         73,688        (137,307)
           Accrued payroll and related costs                         138,812          32,668         (60,009)
           Accrued liabilities                                       (37,230)         27,537        (247,969)
           Accrued product installation and warranty costs           (16,749)              -         (10,000)
           Accrued commissions                                       (77,470)       (151,513)       (182,365)
                                                                 ------------    ------------    ------------
         Net cash provided by (used in) operating activities        (508,356)      2,291,336       1,195,410
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                   5,500               -           5,647
     Capital expenditures                                           (214,019)       (247,547)       (201,963)
                                                                 ------------    ------------    ------------
        Net cash used in investing activities                       (208,519)       (247,547)       (196,316)
                                                                 ------------    ------------    ------------

Cash flows from financing activities
     Restricted cash                                                (123,000)              -               -
     Exercise of stock options                                         4,063               -               -
     Repurchase of common stock                                      (57,286)              -               -
                                                                 ------------    ------------    ------------
        Net cash used in financing activities                       (176,223)              -               -
                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                (893,098)      2,043,789         999,094
Cash and cash equivalents at the beginning of the year             4,519,494       2,475,705       1,476,611
                                                                 ------------    ------------    ------------
Cash and cash equivalents at the end of the year                 $ 3,626,396     $ 4,519,494     $ 2,475,705
                                                                 ============    ============    ============

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                    $   137,517     $   179,971     $   152,887
                                                                 ============    ============    ============
     Income taxes                                                $     9,153     $     3,267     $     4,749
                                                                 ============    ============    ============
Supplemental disclosure of non-cash investing activities:
     Transfer of inventory to property and equipment             $         -     $         -     $   150,000
                                                                 ============    ============    ============

  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                          Notes to Financial Statements
                       Three years ended December 31, 2001

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Amistar Corporation (the Company) operates two divisions, Amistar Industrial Automation (AIA) and Amistar Manufacturing Services (AMS). The AIA division manufactures and markets assembly machinery primarily for the electronics industry and provides engineering design and manufacturing services to customers seeking enhanced factory automation. AMS is a contract assembler of electronic products, including printed circuit board assemblies. The Company's customers are located predominately in the United States. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available subject to certain market conditions that may affect the allocation of electronic components.

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

The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales upon shipment, provided title has transferred and the model, configuration, and application is substantially similar to the first machine installed. In addition, the Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. Revenue for manufacturing services, machine accessories, and spare parts are recognized upon shipment. Billable service labor revenue is recognized upon completion. At the time of shipment, the Company accrues for estimated non-billable installation, training and warranty repair costs to be incurred.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001 and 2000, cash equivalents amounted to $3,064,000 and $4,394,000, respectively.

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

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the current year presentation.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Bond Refinancing Costs
-------------------------------
Costs incurred in connection with refinancing the Industrial Development Bonds are amortized using the effective interest method over the life of the bonds. Deferred costs are included in other assets.

Research and Development Costs
------------------------------
Research and development costs are expensed in the period incurred.

Income Taxes
------------
Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings per Common Share
-------------------------
The Company calculates net earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net earnings
(loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net earnings (loss) per share are presented below (in thousands):

                                                 Years ended December 31,
                                         ---------------------------------------
                                            2001           2000         1999
                                         -----------   ------------  -----------
Weighted-average shares basic                 3,127          3,137        3,137

Dilutive effect of stock options                  -             42            -
                                         -----------   ------------  -----------

Weighted-average shares, diluted              3,127          3,179        3,137
                                         ===========   ============  ===========

Options to purchase 100,000, 21,000 and 121,000 shares of common stock were not included in the calculation of diluted net earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively, because the effects of these instruments was anti-dilutive.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amounts of contracts receivable approximate fair value because the contract interest rates and terms reflect market rates and terms on similar instruments. The carrying amount of the Company's Industrial Development Bonds approximates fair value due to the variable interest rate provision, which effectively re-prices the instruments to market values on a monthly basis.

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

(2)   INVENTORIES

Inventories at December 31, 2001 and 2000, consist of the following:

                                           2001                  2000
                                        -----------           -----------
Raw Material                            $  813,540            $1,418,463
Work In Process                          1,022,840               811,547
Finished Goods                             887,281               848,840
                                        -----------           -----------
                                        $2,723,661            $3,078,850
                                        ===========           ===========

(3)  CONTRACTS RECEIVABLE

The Company in 1999 sold machines to certain customers with payment terms extending beyond one year. The Company charged interest on these sales contracts, at rates ranging from 9% to 10.5%. The Company regularly evaluates the collectability associated with these balances and provides allowances as deemed necessary.

(4) INDUSTRIAL DEVELOPMENT BONDS

The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate (1.35% at December 31, 2001), with interest payable monthly. The bonds are guaranteed by a $4,616,791 irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,452,000 interest-bearing cash collateral account in order to meet a loan-to-value ratio covenant. Costs incurred in connection with the bond refinancing primarily consists of loan origination fees, broker's commission, legal and other fees, which have been capitalized and included in other assets. The bond costs are amortized over the term of the bonds. Deferred bond-refinancing costs were $53,000 and $67,000 at December 31, 2001 and 2000, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company will be required to make monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2001, the Company was not in compliance with a tangible net worth covenant. The Company received waivers relating to this covenant through May 31, 2002. The Company has made all required debt service payments on the bonds. However, based on the uncertainity concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $4,500,000 has been classified as a current liability in the accompanying balance sheet.


(5) INCOME TAXES

Income tax expense (benefit) consists of the following:

                                Federal         State       Total
                               ----------    ----------   ----------

  2001      Current            $ (73,187)    $   7,000    $ (66,187)
            Deferred                   -             -            -
                               ----------    ----------   ----------
                               $ (73,187)    $   7,000    $ (66,187)
                               ==========    ==========   ==========

 2000       Current            $       -     $   9,000    $   9,000
            Deferred                   -             -            -
                               ----------    ----------   ----------
                                     $ -     $   9,000    $   9,000
                               ==========    ==========   ==========

 1999       Current            $(268,103)    $   3,000    $(265,103)
            Deferred             411,000        50,000      461,000
                               ----------    ----------   ----------
                               $ 142,897     $  53,000    $ 195,897
                               ==========    ==========   ==========

Actual income taxes for 2001, 2000 and 1999 differ from "expected" income taxes for those years computed by applying the U.S. federal statutory rate of 34% to earnings (loss) before taxes as follows:

                                                      2001            2000            1999
                                                  ------------    ------------    ------------
Income tax expense (benefit)                      $(1,073,000)    $   288,000     $(1,578,000)
State and foreign income taxes, net of federal
     income tax benefit                                 5,000           6,000           3,000
Change in valuation allowance                       1,210,000         217,000       1,668,897
Permanent differences                                       -               -         102,000
Income tax carryforwards and credits                  (38,000)       (502,000)              -
Other, net                                           (170,187)              -               -
                                                  ------------    ------------    ------------
                                                  $   (66,187)    $     9,000     $   195,897
                                                  ============    ============    ============

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                            2001            2000
                                                        ------------    ------------
Deferred tax assets:
     Allowance for doubtful accounts                    $    79,000     $    60,000
     Warranty accrual                                        35,000          42,000
     Inventory allowance                                  1,023,000         842,000
     Accrued vacation                                        13,000          23,000
     State income tax credits and loss carryforwards        283,000         181,000
     Foreign tax credits and loss carryforwards           1,588,000         833,000
     Other                                                  187,000          63,000
                                                        ------------    ------------
Gross deferred tax assets                                 3,208,000       2,044,000
Valuation allowance                                      (3,096,000)     (1,886,000)
                                                        ------------    ------------
Total deferred tax assets                                   112,000         158,000
                                                        ------------    ------------
Deferred tax liabilities-depreciation and
     amortization                                          (112,000)       (158,000)
                                                        ------------    ------------
Net deferred tax assets                                 $         -     $         -
                                                        ============    ============

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

The Company has tax credits totaling $371,000, of which $145,000 in foreign tax credits are expected to begin expiring in 2002. In addition, the Company has Federal and State net operating loss carry forwards in the amount of $1,499,000 at December 31, 2001, which are expected to begin expiring in 2014.

(6)   STOCK OPTION PLAN

In 1994, the Company adopted an incentive stock option plan (the "Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally vest over four years from the date of grant, and expire five years after the date of grant.

The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been (reduced) increased to the pro forma amounts as follows ($ in thousands, except per share amounts):

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(6)   STOCK OPTION PLAN (CONTINUED)

                                                 2001              2000              1999
                                             ------------      ------------      ------------
      Net earnings (loss) - as reported      $    (3,090)      $       839       $    (4,837)
      Net earnings (loss) - pro forma             (3,148)              747            (4,903)
      Earnings (loss) per share::
          Basic, as reported                        (.99)              ..27             (1.54)
          Diluted, as reported                      (.99)              ..26             (1.54)
          Basic, pro forma                         (1.01)              ..24             (1.56)
          Diluted, pro forma                       (1.01)              ..23             (1.56)

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1.10, $1.33 and $1.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years, expected volatility of 65%, 55% and 61% in 2001, 2000 and 1999, respectively, no dividends, and risk-free interest rate of 3.7%, 6.1% and 5.6% for 2001, 2000 and 1999, respectively.


Stock option activity during the periods indicated is as follows:

                                                                Year Ended December 31,
                                ------------------------------------------------------------------------------------------
                                           2001                          2000                          1999
                                ---------------------------    ---------------------------  ------------------------------
                                               Weighted-                       Weighted-                     Weighted-
                                                Average                         Average                       Average
                                   No. of       Exercise         No. of        Exercise        No. of         Exercise
                                   Shares        Price           Shares          Price         Shares          Price
                                ------------- -------------    ------------   ------------  -------------  ---------------
Beginning balance                   213,000   $    1.8539          206,750    $    1.8194         29,750   $       3.1980

Options granted                       5,000        1.1000           14,000         2.4732        182,000           1.6400
Options exercised                    (3,250)       2.6000                -              -             -                 -
Options expired/cancelled           (12,250)       1.6100           (7,750)        2.0503         (5,000)          3.5000
                                ------------- -------------    ------------   ------------  -------------  ---------------

Ending balance                      202,500   $    1.8380          213,000    $    1.8539        206,750   $       1.8194
                                ============= =============    ============   ============  =============  ===============

Balance exercisable                 102,250                         60,000                        11,500
                                =============                  ============                 =============

The range of exercise prices on options outstanding at December 31, 2001, are as follows:

                                         Exercise
                        Options           Price
                        -------           -----
                            11,000         $3.50
                             7,500         $3.00
                             6,000       $2.6875
                             8,000       $2.3125
                            67,000        $2.125
                            20,000        $1.563
                            78,000         $1.25
                             5,000         $1.10
                     --------------
                           202,500
                     ==============

At December 31, 2001, the weighted-average remaining contractual life of outstanding options was 2.5 years.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(7)    COMMITMENTS

The Company leases a 14,000 square foot facility in Anaheim, California that it sublet in December 2001. Rental expense for operating leases on the Anaheim, CA facility and Warrenville, IL office approximated $94,000, $120,000, and $117,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has the following future minimum lease payments under a non-cancelable operating lease:

                        Total            2002           2003           2004          2005          2006
                        -----            ----           ----           ----          ----          ----
Operating lease         $460,000       $103,000       $106,000       $109,000      $114,000      $28,000


The future minimum lease payments under a non-cancelable operating lease have not been reduced by the following future minimum sublease rental income, which has a remaining term concurrent with the Company's term.

                        Total            2002           2003           2004          2005          2006
                        -----            ----           ----           ----          ----          ----
Sublease income         $439,000        $78,000       $107,000       $111,000      $114,000      $29,000


(8)   RELATED PARTY TRANSACTIONS

The Company purchased certain electronic components from Marshall Industries (Marshall) during the year ended December 31, 1999. Gordon Marshall, a director of the Company, was Chairman of the Board of Marshall Industries until 1999, when Marshall was acquired by Avnet Electronics Marketing. During 1999, such purchases totaled $751,000. The Company also acted as a subcontractor to Marshall through its Amistar Manufacturing Services division until October 1999. Sales to Marshall were $285,000 in 1999.

The Company sells its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland. Richard A. Butcher, a Director of the Company until December 2000, formerly held the position of Managing Director of Automation, Ltd. Sales to Automation, Ltd. were $109,000 and $42,000 for 2000 and 1999, respectively. Accounts receivable from Automation, Ltd. were $8,000 at December 31, 2000.

(9) 401(K) PLAN

The Company has established a 401(k) savings plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Amounts contributed by the Company in 2001, 2000, and 1999 were $88,000, $89,000, and $80,000, respectively.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(10)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The following table summarizes the Company's two operating segments: Amistar Industrial Automation, which encompass the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services. The Company identifies reportable segments based on the unique: nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (in 000's). Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000 was allocated to the AMS division during each of the three years ended December 31, 2001. This occupancy allocation is based on square feet utilized.

                                                                                    MFG.
                                             INDUSTRIAL AUTOMATION                SERVICES
                                 ----------------------------------------------- -----------
                                   UNITED                 REST OF                  UNITED
                                   STATES       EUROPE     WORLD       TOTAL       STATES     CORPORATE     TOTAL
                                 -----------  ---------- ---------- ------------ ----------- ----------- -----------
 Year Ended December 31, 2001

 Net sales                       $    2,674   $     211  $      92  $     2,977  $   10,682  $        -  $   13,659
                                 ===========  ========== ========== ============ =========== =========== ===========

 Loss from operations                (1,819)       (143)       (63)      (2,025)     (1,231)          -      (3,256)
                                 ===========  ========== ========== ============ =========== =========== ===========

 Depreciation and amortization          230           -          -          230         438          29         697
                                 ===========  ========== ========== ============ =========== =========== ===========

 Total assets                         5,859          57                   5,916       2,411       5,339      13,666
                                 ===========  ========== ========== ============ =========== =========== ===========

 Additions to long-lived assets          29           -          -           29         185                     214
                                 ===========  ========== ========== ============ =========== =========== ===========

 YEAR ENDED DECEMBER 31, 2000

 Net sales                       $    8,862   $     305  $     174  $     9,341  $    9,178  $        -  $   18,519
                                 ===========  ========== ========== ============ =========== =========== ===========

 Income from operations                 581          20         12          613         116           -         729
                                 ===========  ========== ========== ============ =========== =========== ===========

 Depreciation and amortization           62           -          -           62         454         245         761
                                 ===========  ========== ========== ============ =========== =========== ===========

 Total assets                         5,790         202        116        6,108       5,650       5,348      17,106
                                 ===========  ========== ========== ============ =========== =========== ===========

 Additions to long-lived assets          33           -          -           33          96         119         248
                                 ===========  ========== ========== ============ =========== =========== ===========

 YEAR ENDED DECEMBER 31, 1999

 Net sales                       $    7,492   $     187  $   1,311  $     8,990  $    6,081  $        -  $   15,071
                                 ===========  ========== ========== ============ =========== =========== ===========

 Loss from operations                (2,413)        (59)      (443)      (2,915)     (1,653)        (36)     (4,604)
                                 ===========  ========== ========== ============ =========== =========== ===========

 Depreciation and amortization           76           -          -           76         466         194         736
                                 ===========  ========== ========== ============ =========== =========== ===========

 Total assets                         4,726         167        552        5,445       2,562       8,278      16,285
                                 ===========  ========== ========== ============ =========== =========== ===========

 Additions to long-lived assets          28           -          -           28         247          77         352
                                 ===========  ========== ========== ============ =========== =========== ===========

Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000 was allocated to the AMS division during each of the three years ended December 31, 2001. This occupancy allocation is based on square feet utilized.

The basis for attributing revenue to the geographical areas is based on where products and services are sold. The basis for attributing revenue to the segments is based on the nature of the products delivered or services to be performed. In addition, total assets include accounts receivables due from foreign customers aggregating $57,000 at December 31, 2001, $64,000 at December 31, 2000, and $685,000 at December 31, 1999.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

 (11)  BUSINESS CONCENTRATIONS

Most of the Company's customers are located in the United States. During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. During 1999, sales of $1,855,000 (or 12% of total sales) were made to Merit Medical Systems, Inc.

The Company distributed private label accessories and spare parts under an exclusive OEM supply agreement with I-Pulse Company Ltd. (formerly Tenryu Technics) until June 30, 2001. On January 19, 2000, the Company was notified of the establishment of a cooperative relationship between Tenryu Technics, the manufacturer of the private label machines, and Yamaha Motor Co., Ltd. IM Operations. This cooperative relationship led to the formation of a new company named I-Pulse Company Ltd. during 2000. During January 2001, the Company, following its strategy to reposition itself from SMD assembly to label identification machines, choose to no longer carry the distributed line. Accordingly, the agreement between the Company and I-Pulse terminated effective June 30. 2001. The Company was able to successfully sell off its remaining distributed machine inventory during the first two quarters of 2000, including the ten machines repossessed from PricePoint Micro Technologies in January 2000. Private label sales comprised 2%, 17% and 40% of total sales in 2001, 2000 and 1999, respectively, and as a result, the Company only had significant dependence on this supplier during 1999.

 (12)    SUBSEQUENT EVENT

On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 25, 2002, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on pages 5, 7 and 11 of the Company's definitive Proxy Statement, dated March 25, 2002, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the Company's definitive Proxy Statement, dated March 25, 2002, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

         1.       Independent Auditors' Report

                  Financial Statements:
                  Balance Sheets - December 31, 2001 and 2000
                  Statements of Operations - Years ended December 31, 2001,
                    2000, and 1999.
                  Statements of Shareholders'- Equity-Years ended December 31,
                    2001, 2000 and 1999
                  Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
                  Notes to Financial Statements - Years ended December 31, 2001,
                    2000 and 1999

         2. The following Financial Statement Schedule as of and for the years ended December 31, 2001, 2000 and 1999 is submitted herewith:

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

         10.10    Amendments to the stock option plan.****

         10.11    Form of Indemnity Agreement*****

         10.12    1994 Employee Stock Option Plan******

         22.1     List of Subsidiaries*

         23.1     Independent Auditors' Consent and Report on Schedule

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

                                                         AMISTAR CORPORATION



                                                         /s/ Stuart C. Baker
                                                         -------------------
                                                         Stuart C. Baker
                                                         President


Date:  March 13, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


   /s/ Stuart C. Baker                  President and Chairman of the Board              March 13, 2002
  -----------------------------         (Principal Executive Officer)
      Stuart C. Baker



   /s/ Gregory D. Leiser                Vice President Finance and Chief                 March 13, 2002
  -----------------------------         Financial Officer
      Gregory D. Leiser                 (Principal Financial and Accounting Officer)



   /s/ Sanford B. Ehrlich               Director                                         March 13, 2002
  -----------------------------
      Dr. Sanford B. Ehrlich



   /s/ William W. Holl                  Secretary, Treasurer and                         March 13, 2002
  -----------------------------         Director
      William W. Holl



   /s/ Gordon S. Marshall               Director                                         March 13, 2002
  -----------------------------
      Gordon S. Marshall



   /s/ Carl C. Roecks                   Director                                         March 13, 2002
  -----------------------------
      Carl C. Roecks



   /s/ Howard C. White                  Director                                         March 13, 2002
  -----------------------------
      Howard C. White


                                              AMISTAR CORPORATION
                                                  Schedule II
                                       Valuation and Qualifying Accounts

                                      Three years ended December 31, 2001


          Column A               Column B              Column C              Column D        Column E
--------------------------    -------------- ----------------------------  ------------   --------------
                                                      Additions
                                             ----------------------------
                                Balance at     Charged to       Charged                      Balance
                                beginning       costs and      to other                       at end
         Description            of period       expenses       accounts     Deductions       of period
--------------------------    -------------- --------------  ------------  ------------   --------------

Allowance for doubtful
       accounts

               2001               $ 138,922     $   60,000      $  8,197     $  19,622      $   187,497
                              ============== ==============  ============  ============   ==============
               2000               $ 853,995     $ (350,457)     $ 57,098     $ 421,714      $   138,922
                              ============== ==============  ============  ============   ==============
               1999               $ 164,839     $  996,000      $ 57,510     $ 364,354      $   853,995
                              ============== ==============  ============  ============   ==============

Allowance for inventory
       obsolescence:
               2001             $ 1,532,350     $  463,367      $      -     $       -      $ 1,995,717
                              ============== ==============  ============  ============   ==============
               2000             $ 1,651,454     $        -      $      -     $ 119,104      $ 1,532,350
                              ============== ==============  ============  ============   ==============
               1999             $   631,200     $1,647,000      $      -     $ 626,746      $ 1,651,454
                              ============== ==============  ============  ============   ==============



SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT ON SCHEDULE.