Form 10-Q
period 2002-03-31
AMISTAR CORP
filed 2002-05-14
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                               Commission File No. 0-13403
March 31, 2002
--------------------------------------------------------------------------------

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

           CLASS                                  OUTSTANDING AT APRIL 29, 2002

Common Stock $.01 Par Value                                 3,139,750

Part I
ITEM 1. FINANCIAL STATEMENTS


                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                          (Unaudited and in thousands)


                                                       March 31,       Dec. 31,
                                                         2002            2001
                                                       ---------       ---------

ASSETS
Current assets:
   Cash and cash equivalents                           $  2,494        $  3,626
   Trade accounts receivable, net                         1,420           1,064
   Inventories                                            3,154           2,724
   Income tax receivable                                    400              --
   Demonstration equipment                                  152             153
   Prepaid expenses                                         114             188
                                                       ---------       ---------
     Total current assets                                 7,734           7,755

Property and equipment, net                               4,229           4,386
Restricted cash                                              10           1,452
Other assets                                                 68              73
                                                       ---------       ---------

                                                       $ 12,041        $ 13,666
                                                       =========       =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $    379        $    285
   Accrued liabilities                                      482             599
   Industrial development bonds                           3,000           4,500
                                                       ---------       ---------
      Total current liabilities                           3,861           5,384
                                                       ---------       ---------

Shareholders' equity:
  Common stock                                               31              31
  Additional paid-in capital                              4,593           4,593
  Retained earnings                                       3,613           3,715
  Treasury stock                                            (57)            (57)
                                                       ---------       ---------
     Total shareholders' equity                           8,180           8,282
                                                       ---------       ---------

                                                       $ 12,041        $ 13,666
                                                       =========       =========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                       Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)


                                                           Three months ended
                                                                March 31,
                                                           2002           2001
                                                         --------       --------

Net sales                                                $ 2,641        $ 3,679

Cost of sales                                              2,481          3,298
                                                         --------       --------

Gross profit                                                 160            381

Operating expenses:
  Selling                                                    292            422
  General and administrative                                 259            304
  Engineering, research and development                      117            348
                                                         --------       --------
                                                             668          1,074
                                                         --------       --------

Operating loss                                              (508)          (693)

Other income, net                                              8             19
                                                         --------       --------

Loss before income taxes                                    (500)          (674)

Income tax expense (benefit)                                (398)             2
                                                         --------       --------

Net loss                                                 $  (102)       $  (676)
                                                         ========       ========

Earnings (loss) per common share-
   basic and diluted                                     $ (0.03)       $ (0.22)
                                                         ========       ========

Weighted average shares
   outstanding, basic and diluted                          3,140          3,139
                                                         ========       ========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)


Three months ended March 31,                                   2002        2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                  $  (102)    $  (676)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                               159         187
    Changes in assets and liabilities:
      Trade accounts receivable, net                           (356)        643
      Inventories                                              (430)       (943)
      Income taxes receivable                                  (400)         --
      Demonstration equipment                                     1         (27)
      Prepaid expenses and other assets                          79          13
      Accounts payable and accrued liabilities                  (23)        177
                                                            --------    --------

Net cash used in operating activities                        (1,072)       (626)
                                                            --------    --------

Cash flows from investing activities-
  purchase of property and equipment                             (2)       (124)
                                                            --------    --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                 (1,500)         --
  Decrease in restricted cash, net                            1,442          --
  Exercise of stock options                                      --           3
                                                            --------    --------
Net cash provided by (used in) financing activities             (58)          3
                                                            --------    --------

Net decrease in cash and cash equivalents                    (1,132)       (747)
                                                            --------    --------
Cash and cash equivalents, beginning of period                3,626       4,519
                                                            --------    --------
Cash and cash equivalents, end of period                    $ 2,494     $ 3,772
                                                            ========    ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                             $    13     $    47
       Income taxes                                         $     4     $     4

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

         The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2002.

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                                 March 31,       Dec. 31,
                                                   2002           2001
                                                  -------        -------
         Raw Material                             $1,687         $  814
         Work In Process                             614          1,023
         Finished Goods                              853            887
                                                  -------        -------
                                                  $3,154         $2,724
                                                  =======        =======

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued


Earnings Per Common Share
-------------------------

         The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net earnings (loss) per common share reflects the effects of potentially dilutive securities where the effect of inclusion of such securities would not be anti-dilutive. Weighted average shares used to compute net earnings
(loss) per share are presented below (in thousands):

                                                      Three months ended
                                                           March 31,
                                                      2002          2001
                                                  ------------- -------------
 Weighted-average shares-
     basic and diluted                                   3,140         3,139
                                                  ============= =============

         Options to purchase 73,000 and 186,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three months ended March 31, 2002, and March 31, 2001 respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

         The Company maintains a letter of credit from its bank in support of the $3,000,000 industrial development bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2002, the Company was not in compliance with a tangible net worth covenant. The Company received waivers relating to this covenant through May 31, 2002. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued


Industry Segments and Geographic Information
--------------------------------------------

         The following table summarizes the Company's two operating segments:
Amistar Industrial Automation (AIA), which encompasses the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services (AMS). The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                          MACHINE SALES AND SERVICE
                                    ---------------------------------
                                       UNITED                                MFG.
                                       STATES      FOREIGN     TOTAL       SERVICES    CORPORATE      TOTAL
------------------------------------------------------------------------------------------------  ------------
Three months ended March 31, 2002

Net sales                               $ 349       $ 39       $ 388       $ 2,253       $  --       $  2,641
                                        ======      =====      ======      ========      ======      =========
Depreciation and amortization              59         --          59           100          --            159
                                        ======      =====      ======      ========      ======      =========
Loss from operations                     (268)       (31)       (299)         (209)         --           (508)
                                        ======      =====      ======      ========      ======      =========
Total assets                            5,163         50       5,213         2,124       4,704         12,041
                                        ======      =====      ======      ========      ======      =========
Additions to long-lived assets              2         --           2            --          --              2
                                        ======      =====      ======      ========      ======      =========

THREE MONTHS ENDED MARCH 31, 2001

Net sales                               $ 843       $ 82       $ 925       $ 2,754       $  --       $  3,679
                                        ======      =====      ======      ========      ======      =========
Depreciation and amortization              16         --          16           116          55            187
                                        ======      =====      ======      ========      ======      =========
Loss from operations                     (469)       (46)       (515)         (178)         --           (693)
                                        ======      =====      ======      ========      ======      =========
Total assets                            5,931         --       5,931         5,486       5,193         16,610
                                        ======      =====      ======      ========      ======      =========
Additions to long-lived assets             --         --          --           149          --            149
                                        ======      =====      ======      ========      ======      =========

                                                       7

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


                              RESULTS OF OPERATIONS
Net Sales
---------

         Net sales for the three months ended March 31, 2002 were $2,641,000 compared to $3,679,000 for the same period in the prior year. During the current quarter, the AIA division was unable to ship any of its DataPlace machines due to lack of orders. Several of the Company's largest machine customers have continued their freeze on capital expenditures.

         The Amistar Industrial Automation division (AIA) received orders from two new customers doing business in the sports equipment assembly and eyeglass lens manufacturing industries. The revenue generated included engineering design, turnkey fabrication and turnkey assembly services.

         The Amistar Manufacturing Services division (AMS) sales declined 18% for the three months ended March 31, 2002, from the same period in 2001 primarily due to reduced orders from a major customer and the absence of orders from a customer who chose to consolidate their under-utilized capacity and produce previously out-sourced products in-house.

Gross Profit
------------

         Gross profit declined during the quarter ended March 31, 2002 from the same period in 2001, due to lower machine sales, higher machine division manufacturing costs, and a change in sales mix between machine and contract assembly sales. During the current quarter, contract assembly sales represented 85% of total sales, compared to 75% for the same quarter in 2001.

Selling Expenses
----------------

         Selling expenses decreased in the current quarter from the first quarter of 2001 primarily due to AIA division personnel reductions.

                               AMISTAR CORPORATION


Engineering, Research and Development Expenses
----------------------------------------------

         Engineering expense decreased in the first quarter compared to the same period in 2001 due to current period AIA engineering design services sales, which resulted in a greater allocation of engineering wages to cost of sales. Research and development expenses decreased in the current quarter over the same period in 2001 due to the change in focus of the engineering staff from proprietary machine products to custom factory automation support.

Income Taxes
------------

         On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the three months ended March 31, 2002, which is partially offset by a $2,000 provision for the minimum tax liability to various states.

         A 100% valuation allowance has been recorded against deferred tax assets.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash used in operating activities was $1,072,000 for the three months ended March 31, 2002. Trade accounts receivable increased primarily due to the shipment of a large order at the end of current quarter. Inventories increased due the conversion of a customer from consignment to turn-key and to support expected growth with a major customer. The income tax receivable resulted from recording an expected NOL carry-back refund.

         The Company maintains a letter of credit from its bank in support of the $3,000,000 industrial development bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2002, the Company was not in compliance with a tangible net worth covenant. The Company received waivers relating to this covenant through May 31, 2002. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

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

                               AMISTAR CORPORATION


         The Company believes that cash provided from operations and cash balances at March 31, 2002 will be adequate to support its operating and investing requirements through 2002 and 2003.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at March 31, 2002 is comprised of $3,000,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.4% during the quarter ending March 31, 2002. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.

PART II.

Items 1-5 Non-Applicable


Item 6 Exhibits and Reports on Form 8-K
       (a) Exhibits:
             None
       (b) Reports on form 8-K:
             None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMISTAR CORPORATION


                                        By /s/ Gregory D. Leiser
                                        ---------------------------------
                                        Gregory D. Leiser
                                        Vice  President Finance and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)