Form 10-Q
period 2002-06-30
AMISTAR CORP
filed 2002-08-13
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934

For the quarter ended                               Commission File No. 0-13403
June 30, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

           CLASS                                  OUTSTANDING AT JULY 28, 2002

Common Stock $.01 Par Value                              3,085,434 shares

Part I
Item 1. Financial Statements

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                                 (in thousands)

                                                       June 30,       Dec. 31,
                                                        2002            2001
                                                     -----------     -----------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $    2,501      $    3,626
   Trade accounts receivable, net                         1,281           1,064
   Inventories                                            2,850           2,724
   Income tax receivable                                    400               -
   Demonstration equipment                                   99             153
   Prepaid expenses                                          56             188
   Restricted cash                                           40               -
                                                     -----------     -----------
    Total current assets                                  7,227           7,755

Property and equipment, net                               4,176           4,386
Restricted cash                                               -           1,452
Other assets                                                 64              73
                                                     -----------     -----------

                                                     $   11,467      $   13,666
                                                     ===========     ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $      232      $      285
   Accrued liabilities                                      510             599
   Industrial development bonds                           3,000           4,500
                                                     -----------     -----------
      Total current liabilities                           3,742           5,384
                                                     -----------     -----------

Shareholders' equity:
  Common stock                                               31              31
  Additional paid-in capital                              4,535           4,536
  Retained earnings                                       3,159           3,715
                                                     -----------     -----------
     Total shareholders' equity                           7,725           8,282
                                                     -----------     -----------

                                                     $   11,467      $   13,666
                                                     ===========     ===========

See accompanying notes to condensed financial statements.


                                         AMISTAR CORPORATION
                                 Condensed Statements of Operations
                         (Unaudited and in thousands, except per share data)

                                                Three months ended            Six months ended
                                                    June 30,                      June 30,
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
Net sales                                 $     2,827    $     3,399    $     5,468    $     7,078

Cost of sales                                   2,658          3,382          5,139          6,588
                                          ------------   ------------   ------------   ------------

Gross profit                                      169             17            329            490

Operating expenses:
  Selling                                         291            443            583            957
  General and administrative                      208            290            467            594
  Engineering, research and development           126            257            243            605
                                          ------------   ------------   ------------   ------------
                                                  625            990          1,293          2,156
                                          ------------   ------------   ------------   ------------

Operating loss                                   (456)          (973)          (964)        (1,666)

Other income, net                                   4             19             12             38
                                          ------------   ------------   ------------   ------------

Loss before income taxes                         (452)          (954)          (952)        (1,628)

Income tax expense (benefit)                        2              2           (396)             4
                                          ------------   ------------   ------------   ------------

Net loss                                  $      (454)   $      (956)   $      (556)   $    (1,632)
                                          ============   ============   ============   ============

Net loss per common share,
   basic and diluted                      $     (0.15)   $     (0.30)   $     (0.18)   $     (0.52)
                                          ============   ============   ============   ============

Weighted average shares outstanding,
   basic and diluted                            3,086          3,140          3,086          3,139
                                          ============   ============   ============   ============


See accompanying notes to condensed financial statements.

                               AMISTAR CORPORATION
                       Condensed Statements of Cash Flows
                          (Unaudited and in thousands)

Six months ended June 30,                                     2002         2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                 $  (556)     $(1,632)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                              296          360
    Changes in assets and liabilities:
      Trade accounts receivable, net                          (217)       1,003
      Inventories                                             (126)        (798)
      Income taxes receivable                                 (400)           -
      Demonstration equipment                                   54            6
      Prepaid expenses and other assets                        141           88
      Accounts payable and accrued liabilities                (142)        (208)
                                                           --------     --------

Net cash used in operating activities                         (950)      (1,181)
                                                           --------     --------

Net cash used in investing activities-
  Purchases of property and equipment                          (86)        (174)
                                                           --------     --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                (1,500)           -
  Decrease in restricted cash, net                           1,412            -
  Exercise of stock options                                      -            4
  Repurchase of common stock                                    (1)           -
                                                           --------     --------
Net cash (used in) provided
  by financing activities                                      (89)           4
                                                           --------     --------

Net decrease in cash and cash equivalents                   (1,125)      (1,351)
                                                           --------     --------
Cash and cash equivalents, beginning of period               3,626        4,519
                                                           --------     --------
Cash and cash equivalents, end of period                   $ 2,501      $ 3,168
                                                           ========     ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                            $    22      $    84
       Income taxes                                        $     5      $     6



See accompanying notes to condensed financial statements.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

      The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

Inventories
-----------

      Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                      June 30,                   Dec. 31,
                                        2002                       2001
                             ------------------------   ------------------------
                                AIA      AMS    Total      AIA      AMS    Total
                             ------   ------   ------   ------   ------   ------
Raw Material                 $  302   $  611   $  913   $  207   $  607   $  814
Work In Process                 396      651    1,047      390      633    1,023
Finished Goods                  890        -      890      887        -      887
                             ------   ------   ------   ------   ------   ------
 Total                       $1,588   $1,262   $2,850   $1,484   $1,240   $2,724
                             ======   ======   ======   ======   ======   ======

      At June 30, 2002, the Company has 12 completed DataPlace machines included in the AIA finished goods inventory value. The AIA work in process and raw material inventories also consist primarily of the DataPlace machine product line. During the six months ended June 30, 2002, the Company did not record any DataPlace machine sales and has taken steps to minimize costs by limiting completion of the work in process inventory.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued

Loss Per Common Share
---------------------

      The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.

      Options to purchase 73,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three and six months ended June 30, 2002, respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

      The Company maintains a letter of credit from its bank in support of the $3,000,000 Industrial Development Bonds (Bonds). On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the Bonds using restricted cash of $1,452,000, plus an additional $48,000 of unrestricted cash.

      The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2002 and June 30, 2002, the Company was not in compliance with a covenant to maintain a minimum tangible net worth of $8,200,000. Two other covenants contained in the stand-by letter of credit reimbursement agreement are measured on an annual, calendar basis and the Company believes it will likely not be in compliance with these covenants at December 31, 2002. These covenants require a) a ratio of cash flow to debt service to exceed 1:1; and b) net losses after taxes for the fiscal year 2002 not to exceed $350,000. The Company has received a waiver from its bank effective through September 30, 2002 related to its violation of the tangible net worth covenant at June 30, 2002.

      The entire Industrial Development Bonds balance has been classified as a current liability in the accompanying balance sheets as it is unlikely that the Company will be able to meet the tangible net worth covenant after the waiver period expires, and based on the potential for additional covenant violations at December 31, 2002. A covenant violation constitutes an event of default and allows the bank to call the debt prior to maturity. The Company has made all debt service payments on the Bonds, including its current requirement to pay $10,000 per month into a restricted cash fund for future payments against the Bonds.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued

      The inability of the Company to return to profitability could result in a continued failure to comply with the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company continues its defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or to sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to negotiate with its bank for continued waivers relating to future expected covenant violations. There can be no assurance that the bank will continue to provide such waivers or that the bank will not call the debt prior to maturity.

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


                                                     (AIA) Machine Sales and Service       (AMS)
                                                    ----------------------------------   -----------------------------------
                                                       United                                Mfg.
                                                       States     Foreign       Total     Services     Corporate      Total
                                                    ----------------------------------   -----------------------------------
 THREE MONTHS ENDED JUNE 30, 2002

 Net sales                                          $     335   $      49   $     384    $   2,443     $       -   $  2,827
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Depreciation and amortization                             50           -          50           86             -        136
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Loss from operations                                    (275)        (40)       (315)        (141)            -       (456)
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Total assets                                           4,916          48       4,964        2,023         4,480     11,467
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Additions to long-lived assets                             -           -           -           77             7         84
                                                    ==========  ==========  ==========   ==========    ==========  =========

 THREE MONTHS ENDED JUNE 30, 2001

 Net sales                                          $     362   $      20   $     382    $   3,017     $       -   $  3,399
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Depreciation and amortization                             37           -          37          136             -        173
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Loss from operations                                    (438)        (24)       (462)        (511)            -       (973)
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Total assets                                           5,454           -       5,454        5,043         4,773     15,270
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Additions to long-lived assets                             -           -           -           25             -         25
                                                    ==========  ==========  ==========   ==========    ==========  =========

 SIX MONTHS ENDED JUNE 30, 2002

 Net sales                                          $     684   $      88   $     772    $   4,696     $       -   $  5,468
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Depreciation and amortization                            110           -         110          186             -        296
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Loss from operations                                    (543)        (70)       (613)        (351)            -       (964)
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Additions to long-lived assets                             2           -           2           77             7         86
                                                    ==========  ==========  ==========   ==========    ==========  =========

 SIX MONTHS ENDED JUNE 30, 2001

 Net sales                                          $   1,205   $     102   $   1,307    $   5,771     $       -   $  7,078
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Depreciation and amortization                             95           -          95          265             -        360
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Loss from operations                                    (907)        (70)       (977)        (689)            -     (1,666)
                                                    ==========  ==========  ==========   ==========    ==========  =========
 Additions to long-lived assets                             -           -           -          174             -        174
                                                    ==========  ==========  ==========   ==========    ==========  =========


                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, customer acceptance of products, gross margin and marketing expenses. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade and other factors.

                              RESULTS OF OPERATIONS

Overview
--------

      Beginning in 2001, and continuing through the first six months of 2002, the Company has been severely affected by the overall economic slow down. The contraction in product volumes compared to manufacturing capacity among the Company's machine customer base has resulted in a lack of sales of the Company's DataPlace machine since the quarter ended December 31, 2001. Many of the Company's machine customers are continuing to substantially limit their capital spending. In the event that general economic conditions do not improve, or if the Company's AMS base of customers and potential customers fails to grow or add new products or moves production off-shore, the Company's financial position and results of operation could be materially adversely affected.

                               AMISTAR CORPORATION

      The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its label identification automation equipment and outsourced manufacturing services. At June 30, 2002, the Company has 12 completed DataPlace machines included in the finished goods inventory value of $890,000 The AIA work in process and raw material inventories of $396,000 and $302,000 respectively consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position and has made estimates of anticipated Dataplace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory writedown of DataPlace machines totaling $75,000 in the second quarter of 2002. Protracted insufficient demand for the DataPlace machines could require additional charges for excess quantities or obsolescence in the future.

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001
---------------------------------------------------------------------

Net Sales
---------

      Net sales for the three months ended June 30, 2002 were $2,827,000 compared to $3,399,000 for the same period in the prior year, a decline of 17%.

      During the current quarter, AIA division sales consisted of $384,000 of custom automation, machine parts and services sales as compared to $382,000 in the prior year quarter. The lack of DataPlace machine sales in the current quarter reflects current limited capital expenditure spending for manufacturing capacity by our existing and potential customers.

      The AIA division received new orders for customized factory automation from customers in the eyeglass lens, veterinary, and golf equipment industries. The revenue generated included engineering design, turnkey fabrication and turnkey assembly services.

      AMS sales during the current quarter were $2,443,000 as compared to $3,017,000 for the same quarter in the prior year, a decline of 19%. The decline in AMS sales is primarily due to reduced orders from a previous major customer that transferred production overseas and to a customer that chose to produce previously out-sourced products in-house.

Gross Profit
------------

      Gross profit increased during the quarter ended June 30, 2002 from the same period in 2001 due to the lower cost of AMS components and improved contract manufacturing labor efficiencies offset in part by the $75,000 write-down of DataPlace inventories.

                               AMISTAR CORPORATION

Selling Expenses
----------------

      Selling expenses decreased in current quarter from the second quarter of 2001 primarily due to AIA division personnel reductions and the closure of the Midwest sales and service office in May, 2001.

Engineering, Research and Development Expenses
----------------------------------------------

      Engineering, research and development expenses decreased in the current quarter over the same period in 2001 due to personnel reductions and the change in focus of the remaining staff from proprietary machine products to include custom factory automation support. During the second quarter of 2002, development efforts were focused on a proprietary next generation product identification technology and a sports equipment automation application.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001
-----------------------------------------------------------------
Net Sales
---------
      Net sales for the six months ended June 30, 2002 were $5,468,000 compared to $7,078,000 for the same period in the prior year, a decline of 23%.

      During the current period, AIA division sales consisted of $772,000 of custom automation, machine parts and services sales as compared to $1,197,000 of custom automation, machine parts and services sales and $110,000 of DataPlace machine sales in the prior year period. The lack of DataPlace machine sales in the current period reflects current limited capital expenditure spending for manufacturing capacity by our existing and potential customers.

      AMS sales during the current period were $4,696,000 as compared to $5,771,000 for the same period in the prior year. The decline in AMS sales is primarily due to reduced orders from a previous major customer that transferred production overseas and to a customer that chose to produce previously out-sourced products in-house.

Gross Profit
------------

     Gross profit decreased during the six months ended June 30, 2002 from the same period in 2001 due to a lack of DataPlace machine sales and lower factory overhead utilization.

Selling Expenses
----------------

     Selling expenses decreased in the six months ended June 30, 2002 from the same period of 2001 primarily due to AIA division personnel reductions and the closure of the Midwest sales and service office in May, 2001.

                               AMISTAR CORPORATION

Engineering, Research and Development Expenses
----------------------------------------------

      Engineering, research and development expenses decreased in the current period over the same period in 2001 due to personnel reductions and the change in focus of the remaining staff from proprietary machine products to include custom factory automation support. During the first half of 2002, development efforts were focused on a proprietary next generation product identification technology and a sports equipment automation application.

Income Taxes
------------

      On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the six months ended June 30, 2002, which is partially offset by a $4,000 provision for the minimum tax liability to various states.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash used in operating activities was $950,000 for the six months ended June 30, 2002. Major uses of cash included our net loss after adjustment for a non-cash tax receivable and an increase in trade accounts receivable from a seasonally low December 31, 2001 balance.

      Cash used in investing activities represented capital expenditures, including $49,000 for a second optical inspection machine in the AMS division which management believes increased throughput.

      The Company maintains a letter of credit from its bank in support of the $3,000,000 Industrial Development Bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing restricted cash of $1,452,000 plus an additional $48,000 of unrestricted cash.

                               AMISTAR CORPORATION

      The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2002 and June 30, 2002, the Company was not in compliance with a covenant to maintain a minimum tangible net worth of $8,200,000. Two other covenants contained in the stand-by letter of credit reimbursement agreement are measured on an annual, calendar basis and the Company believes it will likely not be in compliance with these covenants at December 31, 2002. These covenants require a) a ratio of cash flow to debt service to exceed 1:1; and b) net losses after taxes for the fiscal year 2002 not to exceed $350,000. The Company has received a waiver from its bank effective through September 30, 2002 related to its violation of the tangible net worth covenant at June 30, 2002.

      The entire Industrial Development Bonds balance has been classified as a current liability in the accompanying balance sheets as it is unlikely that the Company will be able to meet the tangible net worth covenant after the waiver period expires, and based on the potential for additional covenant violations at December 31, 2002. A covenant violation constitutes an event of default and allows the bank to call the debt prior to maturity. The Company has made all debt service payments on the Bonds, including its current requirement to pay $10,000 per month into a restricted cash fund for future payments against the Bonds.

      The inability of the Company to return to profitability could result in a continued failure to comply with the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company continues its defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to negotiate with its bank for continued waivers relating to future expected covenant violations. There can be no assurance that the bank will continue to provide such waivers or that the bank will not call the debt prior to maturity.

      The Company believes that cash provided from operations and cash balances at June 30, 2002 will be adequate to support its operating, investing and debt requirements through 2002 and 2003.

                               AMISTAR CORPORATION

New Accounting Pronouncements
-----------------------------

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations.

      Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for the Company to estimate the impact of adopting this statement at the date of this quarterly report.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." Under SFAS No. 146, a liability will be recognized for a cost associated with an exit or disposal activity when that liability has been incurred and can be measured at fair value. SFAS No.146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, the provisions of SFAS No. 146 will likely result in later recognition of costs associated with exit or disposal activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's debt at June 30, 2002 is comprised of $3,000,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.1% during the quarter ending June 30, 2002. An immediate 10% increase in the weighted-average interest rate to 1.21% would not have a material impact on the Company's financial position or results of operations.

                               AMISTAR CORPORATION

PART II.

ITEMS 1-5:  Non-Applicable

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K
            (a) Exhibits:
                   None
            (b) Reports on form 8-K:
                   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMISTAR CORPORATION

Date: August 13, 2002               By: /s/ Gregory D. Leiser
                                    ---------------------------------
                                    Gregory D. Leiser
                                    Vice President Finance and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)