Form 10-Q
period 2002-09-30
AMISTAR CORP
filed 2002-11-14
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                          of the Securities Act of 1934



For the quarter ended                               Commission File No. 0-13403
September 30, 2002
________________________________________________________________________________

                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its Charter)
________________________________________________________________________________

           STATE OF CALIFORNIA                            95-2747332
(State or other jurisdiction of Incorporation    (I.R.S. Employer Identification
 or organization)                                              No.)


            237 VIA VERA CRUZ
         SAN MARCOS, CALIFORNIA                               92069
(Address of principle executive offices)                    (Zip Code)

                                 (760) 471-1700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]


           CLASS                                 OUTSTANDING AT OCTOBER 31, 2002
Common Stock $.01 Par Value                              3,083,349 shares

PART I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                                 (in thousands)

                                                       Sep. 30,         Dec. 31,
                                                         2002             2001
                                                       --------         --------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                           $ 2,669          $ 3,626
   Trade accounts receivable, net                        1,415            1,064
   Inventories                                           2,740            2,724
   Demonstration equipment                                  49              153
   Prepaid expenses                                         88              188
   Restricted cash                                          70               --
                                                       --------         --------
     Total current assets                                7,031            7,755

Property and equipment, net                              4,101            4,386
Restricted cash                                             --            1,452
Other assets                                                60               73
                                                       --------         --------

                                                       $11,192          $13,666
                                                       ========         ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $   432          $   285
   Accrued liabilities                                     412              599
   Industrial development bonds                          3,000            4,500
                                                       --------         --------
      Total current liabilities                          3,844            5,384
                                                       --------         --------

Shareholders' equity:
  Common stock                                              31               31
  Additional paid-in capital                             4,535            4,536
  Retained earnings                                      2,782            3,715
                                                       --------         --------
     Total shareholders' equity                          7,348            8,282
                                                       --------         --------

                                                       $11,192          $13,666
                                                       ========         ========

 SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                         AMISTAR CORPORATION
                                 Condensed Statements of Operations
                         (Unaudited and in thousands, except per share data)


                                               Three months ended             Nine months ended
                                                    Sept. 30,                     Sept. 30,
                                               2002           2001           2002           2001
                                             ---------      ---------      ---------      ---------
Net sales                                    $  2,844       $  3,890       $  8,312       $ 10,968

Cost of sales                                   2,505          3,878          7,644         10,466
                                             ---------      ---------      ---------      ---------

Gross profit                                      339             12            668            502
                                             ---------      ---------      ---------      ---------

Operating expenses:
  Selling                                         339            388            922          1,346
  General and administrative                      268            394            735            987
  Engineering, research and development           123            140            366            745
                                             ---------      ---------      ---------      ---------
                                                  730            922          2,023          3,078
                                             ---------      ---------      ---------      ---------

Operating loss                                   (391)          (910)        (1,355)        (2,576)

Other income, net                                  16              7             28             45
                                             ---------      ---------      ---------      ---------

Loss before income taxes                         (375)          (903)        (1,327)        (2,531)

Income tax expense (benefit)                        2              2           (394)             6
                                             ---------      ---------      ---------      ---------

Net loss                                     $   (377)      $   (905)      $   (933)      $ (2,537)
                                             =========      =========      =========      =========

Net loss per common share,
   basic and diluted                         $  (0.12)      $  (0.29)      $  (0.30)      $  (0.81)
                                             =========      =========      =========      =========

Weighted average shares outstanding,
   basic and diluted                            3,085          3,139          3,086          3,139
                                             =========      =========      =========      =========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                       Condensed Statements of Cash Flows
                          (Unaudited and in thousands)

Nine months ended September 30,                             2002          2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                $  (933)      $(2,537)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                             429           532
    Changes in assets and liabilities:
      Trade accounts receivable, net                         (351)          732
      Inventories                                             (16)          217
      Demonstration equipment                                 104           (76)
      Prepaid expenses and other assets                       113            94
      Accounts payable and accrued liabilities                (40)          (92)
                                                          --------      --------

Net cash used in operating activities                        (694)       (1,130)
                                                          --------      --------

Net cash used in investing activities-
  Purchases of property and equipment                        (144)         (175)
                                                          --------      --------

Cash flows from financing activities:
  Redemption of industrial development bonds               (1,500)           --
  Decrease (increase) in restricted cash, net               1,382          (123)
  Exercise of stock options                                    --             4
  Repurchase of common stock                                   (1)           (3)
                                                          --------      --------
Net cash used in financing activities                        (119)         (122)
                                                          --------      --------

Net decrease in cash and cash equivalents                    (957)       (1,427)
                                                          --------      --------
Cash and cash equivalents, beginning of period              3,626         4,519
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 2,669       $ 3,092
                                                          ========      ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                           $    32       $   117
       Income taxes                                       $     5       $     9

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

    The Interim Condensed Financial Statements of Amistar Corporation, a California corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These Interim Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2002, as well as in conjunction with the Company's other current filings. Certain prior period balances have been reclassified to conform to the current period presentation.

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                Sept. 30                             Dec. 31,
                                  2002                                2001
                     -------------------------------     -------------------------------
                       AIA         AMS        Total        AIA         AMS        Total
                       ---         ---        -----        ---         ---        -----
Raw Material         $  238      $  971      $1,209      $  207      $  607      $  814
Work In Process         327         158         485         390         633       1,023
Finished Goods        1,046          --       1,046         887          --         887
                     -------------------------------     -------------------------------
 Total               $1,611      $1,129      $2,740      $1,484      $1,240      $2,724
                     ===============================     ===============================

     At September 30, 2002, the Company had 13 completed DataPlace machines included in the AIA finished goods carrying inventory value. The AIA work in process and raw material inventories also consist primarily of the DataPlace machine product line. During the nine months ended September 30, 2002, the Company sold one DataPlace machine and rented one DataPlace machine for a three-month term pending evaluation to purchase.

                               AMISTAR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


Loss Per Common Share
---------------------

     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.

     Options to purchase 5,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the nine months ended September 30, 2002, because the effects of these instruments were anti-dilutive. There were no potentially dilutive stock options outstanding during the three months ended September 30, 2002.

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its bank in support of the $3,000,000 Industrial Development Bonds (Bonds). On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the Bonds using restricted cash of $1,452,000, plus an additional $48,000 of unrestricted cash.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, June 30, and September 30, 2002, the Company was not in compliance with a covenant to maintain a minimum tangible net worth of $8,200,000. Two other covenants contained in the stand-by letter of credit reimbursement agreement are measured on an annual, calendar basis and the Company believes it will likely not be in compliance with these covenants at December 31, 2002. These covenants require a) a ratio of cash flow to debt service to exceed 1:1; and b) net losses after taxes for fiscal year 2002 not to exceed $350,000. The Company has received a waiver from its bank effective through December 31, 2002 related to its violation of the tangible net worth covenant at September 30, 2002.

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

                               AMISTAR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


     The inability of the Company to return to profitability will result in a continued failure to comply with the terms of the Union Bank of California reimbursement agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company continues its covenant violation, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to set aside restricted cash as collateral, seek a substitute guarantor, re-finance the building with alternative financing or to sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a material adverse effect on the Company's cash position and results of operations. The Company will continue to negotiate with its bank for continued waivers relating to future expected covenant violations. There can be no assurance that the bank will continue to provide such waivers or that the bank will not call the debt prior to maturity.

Notice from Stock Exchange
--------------------------

     The Company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price of $1.00 for the prior 30 days. The Company has 180 days to comply with the minimum closing bid price requirement or possibly face de-listing. In the event the Company fails to comply with the minimum bid price requirement at the end of the 180 day period, the Company believes it will receive an 180 day extension based on the initial inclusion requirements.

                               AMISTAR CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


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

                                       (AIA) MACHINE SALES AND SERVICE
                                     ---------------------------------       (AMS)
                                          UNITED                              MFG.
                                          STATES    FOREIGN      TOTAL      SERVICES   CORPORATE     TOTAL
------------------------------------------------------------------------------------------------- -----------
THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales                                 $   491   $     2     $   493     $  2,351    $    --     $  2,844
                                          ========  ========    ========    =========   ========    =========
Depreciation and amortization                  49        --          49           84         --          133
                                          ========  ========    ========    =========   ========    =========
Loss from operations                         (246)       (2)       (248)        (143)        --         (391)
                                          ========  ========    ========    =========   ========    =========
Total assets                                4,798        47       4,845        1,975      4,372       11,192
                                          ========  ========    ========    =========   ========    =========
Additions to long-lived assets                 12        --          12           15         31           58
                                          ========  ========    ========    =========   ========    =========

THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales                                 $ 1,053   $    55     $ 1,108     $  2,782    $    --     $  3,890
                                          ========  ========    ========    =========   ========    =========
Depreciation and amortization                  59        --          59          113         --          172
                                          ========  ========    ========    =========   ========    =========
Loss from operations                         (606)      (31)       (637)        (273)        --         (910)
                                          ========  ========    ========    =========   ========    =========
Total assets                                5,170        --       5,170        4,782      4,526       14,478
                                          ========  ========    ========    =========   ========    =========
Additions to long-lived assets                 --        --          --            1         --            1
                                          ========  ========    ========    =========   ========    =========

NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales                                 $ 1,175   $    90     $ 1,265     $  7,047    $    --     $  8,312
                                          ========  ========    ========    =========   ========    =========
Depreciation and amortization                 159        --         159          270         --          429
                                          ========  ========    ========    =========   ========    =========
Loss from operations                         (789)      (72)       (861)        (494)        --       (1,355)
                                          ========  ========    ========    =========   ========    =========
Additions to long-lived assets                 14        --          14           92         38          144
                                          ========  ========    ========    =========   ========    =========

NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales                                 $ 2,293   $   121     $ 2,414     $  8,554    $    --     $ 10,968
                                          ========  ========    ========    =========   ========    =========
Depreciation and amortization                 198        --         198          334         --          532
                                          ========  ========    ========    =========   ========    =========
Loss from operations                       (1,534)      (80)     (1,614)        (962)        --       (2,576)
                                          ========  ========    ========    =========   ========    =========
Additions to long-lived assets                 --        --          --          175         --          175
                                          ========  ========    ========    =========   ========    =========

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

                              RESULTS OF OPERATIONS

Overview
--------

     Beginning in 2001, and continuing through the first nine months of 2002, the Company has been severely affected by the overall economic slow down. The contraction in product volumes compared to manufacturing capacity among the Company's machine customer base has resulted in a lack of sales of the Company's DataPlace machine for the first two quarters of 2002. During the quarter ended September 30, 2002, the Company was able to sell one DataPlace machine and rented another for a three-month term to a customer that is evaluating the machine for purchase. Many of the Company's machine customers are continuing to substantially limit their capital spending. In the event that general economic conditions do not improve, or if the Company's AMS base of customers and potential customers fails to grow or add new products or moves production offshore, the Company's financial position and results of operation could be materially adversely affected.

     The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its label identification automation equipment and manufacturing services. At September 30, 2002, the Company had 13 completed DataPlace machines included in finished goods inventory with a carrying value of $1,046,000. The AIA work in process and raw material inventories of $327,000 and $238,000, respectively, consists primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position and has made estimates of anticipated Dataplace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory write-down of DataPlace machines totaling $75,000 in the second quarter of 2002. Protracted insufficient demand for the DataPlace machines could require additional charges for excess quantities or obsolescence in the future.

                               AMISTAR CORPORATION


Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001
-------------------------------------------------------------------------------

Net Sales
---------

     Net sales for the three months ended September 30, 2002 were $2,844,000 compared to $3,890,000 for the same period in the prior year, a decline of 27%.

     During the current quarter, AIA division sales consisted of $493,000 of custom automation, machine parts and services sales as compared to $1,108,000 in the prior year quarter. DataPlace sales for the current quarter totaled $81,000 vs. $108,000 for the same quarter in 2001. During the third quarter of 2001, the AIA division had a surge in sales when it shipped eight custom machines totaling $642,000 to a golf industry customer.

     The AIA division received new orders for customized factory automation from customers in the luggage tagging industry and golf equipment industries during the third quarter of 2002. The revenue generated included engineering design, turnkey fabrication and turnkey assembly services.

     AMS sales during the current quarter were $2,351,000 as compared to $2,782,000 for the same quarter in the prior year, a decline of 15%. The decline in AMS sales is primarily due to reduced orders from a previous major customer that transferred production overseas.

Gross Profit
------------

     Gross profit increased during the quarter ended September 30, 2002 from the same period in 2001 primarily due to a $408,000 charge taken in the third quarter of 2001 to increase inventory reserves for the Company's assembly machine products. The gross profit percentage of sales improved in the quarter ended September 2002 from the same period in 2001 primarily due to the lower cost of AMS components and improved contract manufacturing labor efficiencies.

Selling Expenses
----------------

     Selling expenses decreased in the current quarter from the third quarter of 2001 primarily due to reductions in AIA division personnel.

General and Administrative expenses
-----------------------------------

     General and administrative expenses decreased in the current quarter over the same period in 2001 primarily due to a $121,000 plant closing restructuring charge recorded in the third quarter of 2001.

                               AMISTAR CORPORATION


Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses decreased in the current quarter over the same period in 2001 due to personnel reductions and the change in focus from proprietary machine products to include custom factory automation support. During the third quarter of 2002, development efforts continued to be focused on a proprietary next generation product identification technology and a sports equipment automation application.


Nine months ended September 30, 2002 vs. Nine months ended September 30, 2001
-----------------------------------------------------------------------------

Net Sales
---------

     Net sales for the nine months ended September 30, 2002 were $8,312,000 compared to $10,968,000 for the same period in the prior year, a decline of 24%.

     During the current period, AIA division sales consisted of $1,265,000 of custom automation, machine, machine parts and services sales as compared to $2,414,000 in the same period of 2001. DataPlace machine and spare parts sales for the nine months ended September 30, 2002 totaled $169,000 vs. $350,000 for the same period in 2001.

     AMS sales during the current period were $7,047,000 as compared to $8,554,000 for the same period in the prior year. The decline in AMS sales is primarily due to reduced orders from a previous major customer that transferred production overseas and to a customer that chose to produce previously out-sourced products in-house.

Gross Profit
------------

     Gross profit increased during the current period from the same period in 2001 primarily due to a $408,000 charge taken in the third quarter of 2001 to increase inventory reserves for assembly machine products. The gross profit percentage of sales improved in the current period from the same period in 2001 due to the lower cost of AMS components and improved contract manufacturing labor efficiencies. The gross profit increases were partially offset by the effect of the overall decrease in net sales.


Selling Expenses
----------------

     Selling expenses decreased in the nine months ended September 30, 2002 from the same period of 2001 primarily due to reductions in AIA division personnel and the closure of the Midwest sales and service office during the second quarter of 2001.

General and Administrative expenses
-----------------------------------

      General and administrative expenses decreased in the current period over the same period in 2001 due to a $121,000 plant closing restructuring charge recorded in the third quarter of 2001 and due to reductions in administrative personnel.

                               AMISTAR CORPORATION


Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses decreased in the current period over the same period in 2001 due to personnel reductions and the change in focus from proprietary machine products to include custom factory automation support. During the first three quarters of 2002, development efforts were focused on a proprietary next generation product identification technology and a sports equipment automation application.

Income Taxes
------------

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the
Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized and received a $400,000 carry-back refund benefit during the nine months ended September 30, 2002, which is partially offset by a $6,000 provision for the minimum tax liability to various states.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash used in operating activities was $694,000 for the nine months ended September 30, 2002. Major uses of cash included our net loss after adjustment for an increase in trade accounts receivable from a seasonally low December 31, 2001 balance.

     Cash used in investing activities represented capital expenditures, including $144,000 for a second optical inspection machine in the AMS division and improvements to the heating and air conditioning system at the Company's facility. The Company has not planned for any significant capital expenditures for the fourth quarter of 2002 or for fiscal 2003.

     The Company maintains a letter of credit from its bank in support of the $3,000,000 Industrial Development Bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing restricted cash of $1,452,000 plus an additional $48,000 of unrestricted cash.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, June 30, and September 30, 2002, the Company was not in compliance with a covenant to maintain a minimum tangible net worth of $8,200,000. Two other covenants contained in the stand-by letter of credit reimbursement agreement are measured on an annual, calendar basis and the Company believes it will likely not be in compliance with these covenants at December 31, 2002. These covenants require a) a ratio of cash flow to debt service to exceed 1:1; and b) net losses after taxes for the fiscal year 2002 not to exceed $350,000. The Company has received a waiver from its bank effective through December 31, 2002 related to its violation of the tangible net worth covenant at September 30, 2002.

                               AMISTAR CORPORATION


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

     The inability of the Company to return to profitability will result in a continued failure to comply with the terms of the Union Bank of California reimbursement agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company continues its covenant violation, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to negotiate with its bank for continued waivers relating to future expected covenant violations. There can be no assurance that the bank will continue to provide such waivers or that the bank will not call the debt prior to maturity.

     The Company believes that cash provided from operations and cash balances at September 30, 2002 will be adequate to support its operating, investing and debt requirements through 2002 and 2003.


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

                               AMISTAR CORPORATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's debt at September 30, 2002 is comprised of $3,000,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.1% during the quarter ending September 30, 2002. An immediate 10% increase in the weighted-average interest rate to 1.21% would not have a material impact on the Company's financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     On November 5, 2002, management conducted an evaluation, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management believes the disclosure controls and procedures in place are adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Since the date of management's evaluation of its internal disclosure controls there have been no significant changes in the Company's internal disclosure controls or in other factors that could significantly affect internal disclosure controls subsequent to the date the Company completed its evaluation.



PART II OTHER INFORMATION

ITEMS 1-5:     Non-Applicable


NOTICE FROM STOCK EXCHANGE

The Company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price of $1.00 for the prior 30 days. The Company has 180 days to comply with the minimum closing bid price requirement or possibly face de-listing. In the event the Company fails to comply with the minimum bid price requirement at the end of the 180 day period, the Company believes it will receive an 180 day extension based on the initial inclusion requirements.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer
               99.2 Certification of Chief Executive Officer and Chief Financial
                    Officer

          (b)  Reports on form 8-K:

               None

                               AMISTAR CORPORATION




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMISTAR CORPORATION


Date:   November 13, 2002                  By:  /s/ Gregory D. Leiser
                                                --------------------------------
                                                Gregory D. Leiser
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)