Form 10-K
period 2002-12-31
AMISTAR CORP
filed 2003-03-26
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of Exchange Act).
                                 YES | | NO |X|

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2002: $1,821,000.

      The number of shares outstanding of registrant's Common Stock as of March 4, 2003: 3,083,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference:
             PART III Definitive Proxy Statement for Annual Meeting of
                 Shareholders to be held May 7, 2003 filed with the
                      Securities and Exchange Commission.

                               AMISTAR CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I
 1.    Business............................................................... 3
 2.    Properties............................................................. 6
 3.    Legal Proceedings...................................................... 6
 4.    Submission of Matters to a Vote of Security Holders.................... 6

PART II
 5.    Market for Registrant's Common Stock and Related Stockholder Matters....8
 6.    Selected Financial Data.................................................9
 7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................10
 7a.   Quantitative and Qualitative Disclosures About Market Risk ............19
 8.    Financial Statements and Supplementary Data............................20
 9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................35

PART III
10.    Directors and Executive Officers of the Registrant.....................35
11.    Executive Compensation.................................................35
12.    Security Ownership of Certain Beneficial Owners and Management.........35
13.    Certain Relationships and Related Transactions.........................35
14.    Controls and Procedures................................................35

PART IV
15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........36

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

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.amistar.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.


ITEM 1. BUSINESS

      Amistar Corporation (the Company) provides industrial automation solutions primarily for electronic product manufacturers. The Company designs, develops, manufactures, markets and services a variety of automated equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. In addition, the Company provides design and manufacturing resources to create customized factory automation equipment according to customer's specification in a broad range of industries. The Company also provides contract-manufacturing services to companies who outsource the manufacturing of their electronic products.


Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: Industrial Automation (AIA), which encompasses the design, manufacture and distribution of assembly machines, related accessories, other specialty equipment and products and Amistar Manufacturing Services (AMS) which provides contract manufacturing services. Prior to December 31, 2001, AIA was named the "machine products division" with "AIA" formerly the title of the factory automation unit. The Company decided that "AIA" is a more appropriate title for both the machine products area and customized factory automation. Information concerning the Company's operations for the two segments is found in note 10 to the financial statements.


Amistar Industrial Automation (AIA)
-----------------------------------

      Amistar Industrial Automation, a division of Amistar, provides factory automation solutions by offering its own proprietary machine products, distributing circuit board assembly machine products, designing and manufacturing specialty products and by providing customized factory automation design and manufacturing.


MACHINE PRODUCTS
----------------

      The Company's label identification machines, the DataPlace(R) 100LP and the DataPlace(R) 1M, are available in a standard configuration and can be customized, through mechanical or software modifications, to meet the needs of a specific application. In addition, the Company offers machine system integration with the customer's ERP system. During 2002, the Company expanded its DataPlace line by introducing the DataPlace SBL, a golf shaft-labeling machine, available in standard and customized models.

      The Company provides service and spare parts to customers of its installed base of through-hole insertion equipment and surface mount assembly machines.

      During 2000, the Company's Japanese supplier of surface mount assembly machines sold its operations to a competitor, leaving the Company without a source of surface mount assembly (SMD) machines until the fourth quarter of 2002. During 2001 and most of 2002, the AIA Division focused its selling efforts as an original manufacturer of automatic label application machines for the electronics manufacturing industry. During the fourth quarter of 2002, i-Pulse, a division of Yamaha Motor Company, Ltd. and the Company reached an informal agreement, by which the Company agreed to resume its role as distributor of Yamaha Motor's SMD products to North America on a non-exclusive basis.


CUSTOMIZED FACTORY AUTOMATION AND SPECIALTY PRODUCTS
----------------------------------------------------

      During 2001, the Company launched a new business initiative to utilize its core strengths more effectively in the design, manufacture, and service of customized factory automation equipment and specialty products for other companies. Sales in 2001 included an order to provide final engineering design and manufacturing of automation equipment for a major golf sports equipment manufacturer. During 2002, the Company expanded its technological capability by providing customized design or equipment to customers in the eyeglass lens, golf club assembly, veterinary, and luggage tagging industries.


Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract manufacturing services to OEMs in various industries, such as medical, computer peripherals, instrumentation, audio/video, industrial test and controls, data networking, and telecommunications. The Company offers a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, various levels of testing, final product assembly, enclosure and systems build, distribution and warranty depot support.


Product Development
-------------------

      The Company's products are marketed to industries that are subject to rapid technological change and increasingly complex methods of manufacturing. Amistar's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company has been committed to the continuing enhancement of its current products to allow their use in a wider variety of applications, and the development of new products and services to further reduce customer labor costs and increase manufacturing efficiencies.

      During 2002, 2001 and 2000, the Company's engineering, research and development expenses were approximately $440,000, $843,000 and $1,161,000, respectively. Development efforts were focused in 2000 on the DataPlace 1M automatic label placer and on custom applications for the DataPlace 100LP. During 2001, the engineering group focused on DataPlace 1M machine cost reduction, customization orders for both models of the DataPlace machines and provided customized factory automation engineering services. During 2002, the engineering group focused on development of a laser technology for product identification, development of a golf shaft labeling machine (the DataPlace SBL) and provided engineering services for customized factory automation equipment and specialty products. Management is currently conducting market studies and evaluating additional research and development projects for 2003.

Customers and Marketing
-----------------------

      The Company's label identification and SMD machine products are sold primarily to contract and OEM manufacturers of electronic products. The Company manufactures custom automation and specialty products for customers in a wide variety of industries. The Company's marketing strategy is to offer equipment that fulfills a variety of customer needs and to emphasize the advanced features, ease of use, price, performance, and reliability.

      AIA markets its machine products in the United States through an internal sales force that, in addition to direct selling efforts, also support independent manufacturer's representatives. AIA markets its customized factory automation services primarily through an internal sales force.

      The Company's AMS division is marketed through a combination of Company personnel, electronics component distributors and outside representatives.


Dependence on Significant Customers
-----------------------------------

      During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. and $2,293,000 (or 12% of sales) were made to Merit Medical Systems, Inc.

Foreign Sales
-------------

      A portion of the Company's machine sales has traditionally been to foreign customers. Profitability and product mix of foreign machine sales are generally comparable to domestic sales. During 2002, 2001 and 2000, the Company's sales were primarily to domestic customers. The Company is subject to international trade risks including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years.

(Dollars in thousands)
                           2002                       2001                      2000
                 -------------------------  ------------------------   ------------------------
United States      $10,682           96%      $13,356           98%      $18,040           97%
Europe                 184            2%          211            2%          305            2%
Asia                   183            2%           36           --           101            1%
Other                   30           --            56           --            73           --
                   --------     --------      --------     --------      --------     --------
TOTALS             $11,079          100%      $13,659          100%      $18,519          100%
                   ========     ========      ========     ========      ========     ========


      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in note 10 to the financial statements.

Service
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers out of the Company's San Marcos, California office. The Warrenville, Illinois, San Antonio, Texas and Melbourne, Florida offices were closed during 2001 as part of a consolidation initiative. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

Suppliers
---------


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


CONTRACT MANUFACTURING
----------------------

      The Company's ability to generate contract manufacturing service revenues is dependent upon the availability of electronic components. Electronic components are supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During 2002, due to soft economic conditions, electronic components were generally available from suppliers at acceptable pricing. During portions of 2001, certain electronic components were available from distributors on an allocated basis. Distributor allocations can cause either interruption in supply to the Company or increased costs, or both. In the event component supply is only available through secondary suppliers, the Company may also experience limitations on availability in addition to increased costs.


Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component, label placement, or factory automation equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic label placement machine competitors are Nortek Automation, Inc. and Computype, Inc.

      The Company believes that the key factors affecting the choice of a label placement, circuit board assembly and custom factory automation machines are reliability, placement speed, responsive service, ability to detect errors, range of placement, ease of programming and operation, integration with ERP systems, and price.

      There are numerous companies, of various sizes and geographic reach, which provide contract assembly services to companies that sell electronic and other products, none of which the Company considers being a prime competitor.


Backlog
-------

      Customer machine order lead times are usually short. Current customer practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period while on loan. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 2002 was $3,042,000, all of which is expected to ship during the next 12 months. The AIA and AMS divisions had backlog at December 31, 2002 of $112,000 and $2,930,000 respectively. Total Company backlog was $3,458,000 at December 31, 2001. The AIA and AMS divisions had backlog at December 31, 2001 of $105,000 and $3,353,000, respectively. In the event the Company is unable to ship on the purchase order due date, the Company would not incur any contractual damages other than the potential damage to a customer relationship.


Intellectual Property
---------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. As of December 31, 2002, the Company has been issued nine United States patents relating to mature products. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.


Employees
---------

      As of February 6, 2003, the Company had 93 full-time employees. Of the total employees, 71 were employed in manufacturing, 8 in sales, marketing, and service, 4 in engineering and product development and 10 in information systems, administration, and finance.


ITEM 2.  PROPERTIES

      The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California. The Company's headquarters, principal administration, automation machine manufacturing, contract manufacturing services, and research and development offices are located in this 80,000 square foot building completed in April of 1987.

      The Company leases, but no longer occupies, a 14,000 square foot facility in Anaheim, California. On January 22, 2001 the Company entered into an agreement extending the lease for an additional term of five years, expiring in March 2006, at a current monthly rental rate of $8,652. In November 2001, the Anaheim facility was subleased to a sub-tenant for a term beginning December 2001 and expiring March 2006, at an average monthly rental rate of $9,137 for 49 months in addition to a three-month free rent period.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


EXECUTIVE OFFICERS AND DIRECTORS

                  Name                  Age                              Title
                  ----                  ---                              -----

        Stuart C. Baker                  71         Chairman of the Board and President
        Dr. Sanford B. Ehrlich           51         Director, (audit and compensation committee)
        William W. Holl                  72         Secretary, Treasurer and Director
        Gordon S. Marshall               83         Director, (audit and compensation (Chair) committee)
        Carl C. Roecks                   69         Director
        Howard C. White                  62         Director,  (audit (Chair) and compensation committee)
        Daniel C. Finn                   46         Vice President and General Manager-AIA Division
        Tod N. Kilgore                   45         Vice President of Sales and Marketing-AMS Division
        Gregory D. Leiser                46         Vice President of Finance and Chief Financial Officer
        Harry A. Munn                    52         Vice President and General Manager-AMS Division

      Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

      Dr. Ehrlich, appointed Director in 2000, has held the position of Associate Professor of Management at the College of Business Administration at San Diego State University, and as the Executive Director of the school's Entrepreneurial Management Center since 1997. Dr. Ehrlich holds Directorships at the Healthy Back Store, Inc. and Deep Sky Software, Inc. In addition, Dr. Ehrlich also provides management consulting services.

      Mr. Holl, a founder of the Company, has served the Company as a Director, Secretary and Treasurer since its inception in 1971, and as Chief Financial Officer from 1978 until 2001. In 2001, Mr. Holl retired and serves the Company on a part-time basis.

      Mr. Marshall, a director of the Company since 1974 has served the Company as the Chairman of the Board from 1974 to 1993. Mr. Marshall was the founder and former Chairman of the Board of Marshall Industries, an electronics distribution company that was acquired by Avnet Electronics Marketing in 1999.

      Mr. Roecks, a founder of the Company, has served the Company in various engineering and management capacities since its inception in 1971. Since 1989, Mr. Roecks has been retired and serves the Company on a part-time basis.

      Mr. White, appointed Director in 2000, was employed at Andersen from 1964 until 1991. Mr. White was formerly a partner in charge of the Metropolitan Southern California Region Accounting and Audit Practice and worldwide managing director of finance with Andersen Worldwide. Mr. White has held the position of President of White & White LLC, a financial and business consulting services company, since 1997. Mr. White serves as an independent director and is the designated "financial expert" on the Company's audit committee.

      Mr. Finn has served the Company since 1979, as Vice-President Operations from 1999 to 2001 and as Vice-President and General Manager - AIA Division since 2002.

      Mr. Kilgore has served the Company as Vice-President Sales and Marketing-AMS Division since 1999. Prior to joining the Company, Mr. Kilgore held the position of General Manager-San Diego Region with Marshall Industries since 1992.

      Mr. Leiser has served the Company since 1995, as Vice-President Finance since 1999 and as Chief Financial Officer since 2001.

      Mr. Munn has served the Company since 1985, as Vice-President Marketing and Sales from 1997 to 2001 and as Vice-President and General Manager - AMS Division since 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      From May 1984, when Amistar had its initial public offering, until June 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. From June 18, 1985 until January 1999, the Company's stock was traded on the NASDAQ/NMS (National Market System); since January 1999, the stock has traded on the NASDAQ/SC (Small Cap market system). The following table reflects the closing prices per share during the last two years:

               Quarter ended                  High*                Low*
               -------------                  -----                ----
               Mar. 31, 2002                  1.55                 1.05
               Jun. 30, 2002                  1.49                 0.83
               Sep. 30, 2002                  1.23                 0.65
               Dec. 31, 2002                  0.90                 0.20

               Mar. 31, 2001                  3.88                 1.88
               Jun. 30, 2001                  2.13                 1.49
               Sep. 30, 2001                  1.98                 0.99
               Dec. 31, 2001                  1.35                 0.99

                * The prices indicated are as reported by NASDAQ.

      The Company had approximately 90 shareholders of record on December 31, 2002; however, the Company believes there are over 1,000 beneficial owners based on the number of requests for proxies.

      The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

NOTICE FROM STOCK EXCHANGE

      The Company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company was granted 180 days or until April 1, 2003 to comply with the minimum closing bid price requirement or possibly face de-listing. In the event the Company fails to comply with the minimum bid price requirement as of April 1, 2003, the Company believes it will receive a 180-day extension based on meeting the core initial inclusion requirements.

ITEM 6.  SELECTED FINANCIAL DATA
Statements of Operations Data:

                                                                    Year Ended December 31,
                                              --------------------------------------------------------------------
                                                             (In thousands, except per share data)
                                                2002           2001           2000          1999           1998
                                              ---------      ---------      ---------     ---------      ---------
Net sales                                     $ 11,079       $ 13,659       $ 18,519      $ 15,071       $ 20,728
Cost of sales                                    9,951         13,056         13,798        13,649         14,908
                                              ---------      ---------      ---------     ---------      ---------
Gross profit                                     1,128            603          4,721         1,422          5,820
                                              ---------      ---------      ---------     ---------      ---------

Operating expenses:
     Selling                                     1,243          1,674          2,093         2,764          3,423
     General & administrative                      964          1,342            738         2,065          1,067
     Engineering, research & development           440            843          1,161         1,197          1,202
                                              ---------      ---------      ---------     ---------      ---------
                                                 2,647          3,859          3,992         6,026          5,692
                                              ---------      ---------      ---------     ---------      ---------

Income (loss) from operations                   (1,519)        (3,256)           729        (4,604)           128
Other income (expense):
     Interest, net                                  20             94            111           (43)            (8)
     Other                                           6              6              8             6             61
                                              ---------      ---------      ---------     ---------      ---------

Earnings (loss) before income taxes             (1,493)        (3,156)           848        (4,641)           181
Income tax expense (benefit)                      (394)           (66)             9           196            (50)
                                              ---------      ---------      ---------     ---------      ---------

Net earnings (loss)                           $ (1,099)      $ (3,090)      $    839      $ (4,837)      $    231
                                              =========      =========      =========     =========      =========

Earnings (loss) per common share:
   Basic                                      $  (0.36)      $  (0.99)      $   0.27      $  (1.54)      $   0.07
                                              =========      =========      =========     =========      =========
   Diluted                                    $  (0.36)      $  (0.99)      $   0.26      $  (1.54)      $   0.07
                                              =========      =========      =========     =========      =========
Weighted-average shares
      outstanding:
   Basic                                         3,085          3,127          3,137         3,137          3,206
                                              =========      =========      =========     =========      =========
   Diluted                                       3,085          3,127          3,179         3,137          3,206
                                              =========      =========      =========     =========      =========

Selected Balance Sheet Data:

                                                        December 31,
                                ------------------------------------------------------------
                                                       (In thousands)
                                  2002         2001         2000         1999         1998
                                --------     --------     --------     --------     --------
Working capital                 $ 3,133      $ 2,371      $ 9,625      $ 8,236      $11,709
Total assets                     10,779       13,666       17,106       16,285       21,759
Long-term obligations                --           --        4,500        4,500        4,500
Retained earnings                 2,616        3,715        6,805        5,967       10,803
Total shareholders' equity        7,181        8,283       11,426       10,587       15,424



ITEM 6. SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 Quarter Ended,
                                           -----------------------------------------------------   Year Ended
                                                 3/31          6/30         9/30         12/31        12/31
                                           ----------------------------------------------------- ----------------
                                                     (In thousands, except per share data)
                   2002
-------------------------------------------
 Net sales                                       $2,641       $2,827       $2,844        $2,767         $ 11,079
 Gross profit                                       160          169          339           460            1,128
 Net loss                                          (102)        (454)        (377)         (166)          (1,099)

 Loss per common share:
   Basic and diluted                              (0.03)       (0.15)       (0.12)        (0.05)           (0.36)


                   2001
-------------------------------------------
 Net sales                                       $3,679       $3,399       $3,890        $2,691         $ 13,659
 Gross profit (loss)                                473           17           12           101              603
 Net loss                                          (676)        (956)        (905)         (553)          (3,090)

 Loss per common share:
   Basic and diluted                              (0.22)       (0.30)       (0.29)        (0.18)           (0.99)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Principles and Estimates
--------------------------------------------

      In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company makes judgements regarding revenue recognition and evaluates its estimates, including those related to allowance for doubtful accounts, inventories, asset impairment and warranty obligations. We describe these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

      The Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales to a same customer upon shipment, provided title and risk of loss has transferred and the model, configuration, and application is substantially similar to the original machine installed. At the time of shipment, the Company accrues for any related de minimus and perfunctory installation costs to be incurred. Revenue for manufacturing services, factory automation services, machine accessories, and spare parts are recognized upon shipment and transfer of title and risk of loss. Billable service labor revenue is recognized upon completion.

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

      Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and the related material usage, field service and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

      The Company can be subject to various claims and legal actions in the ordinary course of business. Some of these matters include professional liability, employee-related matters, and investigations by governmental agencies regarding our employment practices. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

      The Company operates in industries that are highly competitive. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns, and rapid technological developments. The following are important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

o Continued weak global economic conditions or lack of electronics industry manufacturing capacity expansion could adversely impact the Company's revenues and growth rate.

o The loss of a major customer listed in the Part I section titled "Dependence on Significant Customers."

o The continued transfer of manufacturing offshore could contract the market for labor-saving assembly equipment and adversely impact the Company's DataPlace machine sales.

o The competitive environment in the electronics assembly machine, custom factory automation equipment and contract manufacturing industries place pressure on revenue, gross margins, and market share.

o Erosion of the financial condition of customers could adversely affect the Company's business.

o The potential for technological obsolescence of the DataPlace label identification line.

o The availability of electronic components may be limited due to changes in demand or supply and could adversely affect the Company's material costs or ability to fulfill customers' order requirements.

o The inability to invest in or acquire a new venture that can absorb excess manufacturing capacity or contribute to the Company's return to profitability could adversely affect the Company's business.

o The inability of the Company to execute management's plans to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, AND is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business.

o The inability of the Company to meet and sustain the NASDAQ minimum closing bid price requirement would result in de-listing from the NASDAQ small cap market and require the Company to seek listing on the OTC Bulletin Board or the successor BBX exchange and could adversely affect the Company's per share market price.

o     The effects of worldwide conflict and instability upon revenues and costs.

o     Other-see Item 7a. Qualitative and Quantitative Data About Market Risk

Off-Balance Sheet Arrangements
------------------------------

      At December 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following table sets forth the statements of operations as a percentage of net sales:

                                                        Percentage of Net Sales
                                                        -----------------------
                                               2002               2001             2000
                                             ------------     ------------     ------------
Net sales                                          100.0            100.0            100.0
Cost of sales                                       89.8             95.6             74.5
                                             ------------     ------------     ------------
Gross profit                                        10.2              4.4             25.5
                                             ------------     ------------     ------------

Operating expenses:
    Selling                                         11.2             12.2             11.3
    General and administrative                       8.7              9.8              4.0
    Engineering, research and development            4.0              6.2              6.3
                                             ------------     ------------     ------------
                                                    23.9             28.2             21.6
                                             ------------     ------------     ------------

Income (loss) from operations                      (13.7)           (23.8)             3.9

Other income (expense):
    Interest, net                                     .2               .7               .7
    Other                                              -                -                -
                                             ------------     ------------     ------------

Earnings (loss) before income taxes                (13.5)           (23.1)             4.6
Income tax expense (benefit)                        (3.6)             (.5)             0.1
                                             ------------     ------------     ------------

Net earnings (loss)                                 (9.9)           (22.6)             4.5
                                             ============     ============     ============

The following table sets forth sales (in thousands) by product classification:

                                         2002                      2001                     2000
                               -----------------------   -----------------------  -------------------------
Amistar machines,
     parts and service              $ 1,348       12%         $ 1,783       13%         $ 6,279        34%
Distributed products                    184        2%             294        2%           3,062        16%
Custom factory autom.                   389        3%             900        7%               -
Manufacturing services                9,158       83%          10,682       78%           9,178        50%
                               -------------  --------   ------------- ---------  --------------  ---------
                                   $ 11,079      100%        $ 13,659      100%        $ 18,519       100%
                               =============  ========   ============= =========  ==============  =========

Results of Operations 2002 Compared to 2001
-------------------------------------------

Company overall
---------------

SALES
-----

      Beginning in 2001, and continuing through 2002, the Company has been severely affected by the overall economic slow down. The contraction in product volumes compared to manufacturing capacity among the Company's label placement machine customer base resulted in a lack of sales of the Company's DataPlace machine for the first two quarters of 2002. During the quarter ended September 30, 2002, the Company experienced a modest level of machine sales activity, as the Company was able to sell one DataPlace machine and rented another for a three-month evaluation term. During the quarter ended December 31, 2002, the Company sold three machines. Many of the Company's machine customers are continuing to limit their capital spending for factory automation.

      The Company took steps during 2002 to minimize costs in response to the recession-driven decline in demand for its label identification automation equipment. Those steps included the reduction of its sales and field service support staff during the year. At December 31, 2002, the Company had, based on forecasts, an approximate 18 to 24 month supply of DataPlace machine inventory. The Company has considered the current and projected state of the machines technology, its expected future competitive position and demand upon economic recovery in its analysis of inventory valuation. While the Company experienced a surge in orders during the fourth quarter of 2002, another protracted period of insufficient demand for the DataPlace machines could require additional charges for reserves for partial or total obsolescence in the future. In the event that general economic conditions do not improve, or if the Company's AMS base of customers and potential customers fails to grow or add new products or moves production offshore, the Company's financial position and results of operation could be adversely affected.

      Overall sales decreased to $11,079,000 from $13,659,000 in 2001, a decrease of 19%. The decline in sales was primarily related to the decline in AMS sales. No portion of sales is attributable to inflation for 2002.

      AMS sales decreased to $9,158,000 or 14% from 2001 primarily due to the shipments to a customer who moved their product manufacturing offshore and due to a customer that chose to produce previously out-sourced products in-house. AMS sales represented 83% and 78% of the overall sales for 2002 and 2001 respectively.

      AIA label identification machine shipments were flat in 2002 compared to 2001 at 4 units each. Of the units sold in 2002, three of the machines represented the DataPlace 100LP model and one the 1M model, all of which were sold during the last four months of 2002. During 2002, the Company shipped its first golf shaft-labeling machine to a leading golf equipment manufacturer. Machine sales were $490,000 in 2002 compared to $576,000 in 2001.

      The Company's through-hole circuit board assembly machines operating in the field generated most of the parts and service sales which declined to $858,000 in 2002 from $1,207,000 in 2001. As the population of the Company's through-hole technology machines declines, demand for spare parts and out-of-warranty field service is expected to continue to follow a parallel trend.

      AIA generated $389,000 in customized factory automation engineering design and manufactured product sales compared to $900,000 in 2001, its first year of operation. The first year sales included a single order totaling $642,000 from a major golf equipment manufacturer.

GROSS PROFIT
------------

      Gross profit increased $525,000 to $1,128,000 in 2002, compared to $603,000 in 2001. The 2002 increase was primarily due to a $463,000 charge taken in 2001 to increase inventory reserves for the Company's assembly machine products. In addition, improvements in labor efficiency and factory utilization, partially offset by a $175,000 charge taken to increase DataPlace and AMS inventory reserves resulted in improved margins during 2002.

SELLING EXPENSES
----------------

      Selling expenses decreased $430,000 to $1,243,000 in 2002 from $1,673,000 in 2001 due to AIA machine products sales and service staff reductions, consolidation of sales and service offices, lower commission expense, and reduced division marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense decreased $379,000 in 2002 from 2001. The decrease in 2002 was primarily due to a $121,000 restructuring charge taken in 2001 related to the closure of the Anaheim, California contract assembly facility, a $60,000 increase in the allowance for doubtful accounts in 2001, a $61,000 decrease in the allowance for doubtful accounts in 2002 and a $126,000 decrease in salary expense for certain executives and administrative staff during 2002.

---------------------------------------------------


ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Research and development efforts in 2002 were focused on a laser identification machine and a golf club shaft-labeling machine (DataPlace SBL). Engineering expense was incurred in support of AIA custom factory automation sales. Expenses declined 48% in 2002 from 2001 due to fewer development projects and staff reductions.

OTHER INCOME (EXPENSE)
----------------------

      Interest income decreased $159,000 in 2002, compared to 2001, due to lower average cash balances during 2002 and decreases in interest rates earned on money market funds. Interest expense decreased $85,000 in 2002, compared to 2001, due to decreases in interest rates on the bonds and the paydown of $1,500,000 of principal in 2002.

INCOME TAXES
------------

      On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the Act) was signed into law. The Act extended the period in which a net operating loss may be carried back. As a result, the Company recognized and collected a $400,000 carry back refund benefit during 2002, which is partially offset by a $6,000 expense related to minimum tax obligations to various states.

      No federal income tax carry forward benefit has been recorded in 2002 due to the net loss and the uncertainty concerning the Company's ability to utilize the net operating loss in the future. A 100% valuation allowance has been recorded against the net deferred income tax asset as of December 31, 2002.

Amistar Industrial Automation segment
-------------------------------------

      During 2002, the Company sold four DataPlace machines, three 100LP models and one 1M model. Compared to the DataPlace 100LP machine, the 1M is suitable for applications requiring less functionality and sells at a lower price. An expanded discussion of the segment's position in relation to DataPlace marketability can be found in the analysis of sales for the Company overall.

      At December 31, 2002, the Company had nine completed DataPlace machines included in finished goods inventory at a carrying value of $585,500. The carrying values of DataPlace work in process and component parts were $117,500 and $340,000, respectively at December 31, 2002. The AIA work in process and raw material inventories consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated Dataplace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory write-down of DataPlace machines totaling $75,000 during 2002. Although the Company was able to resume shipments during the last four months of 2002, insufficient demand in the future for the DataPlace label identification machines could require additional charges for excess quantities or obsolescence in the future.

      During 2002, the AIA division continued to expand its offering of engineering and manufacturing services to customers having requiremtns beyond custom factory automation. The engineering group provided design and prototype services for a specialty product used in the veterinary industry.

Contract Manufacturing Services segment
---------------------------------------

      During 2002, experiencing difficult economic conditions, one of the Company's major customers moved their production offshore. The decline in sales was partially offset by sales growth that came from the Company's base of medical product customers who increased orders over 2001. In addition, a portion of the AMS sales growth came from increased quick-turn prototype services to a major test equipment customer.

Results of Operations 2001 Compared to 2000
-------------------------------------------

Company overall
---------------

SALES
-----

      Overall sales decreased to $13,659,000 from $18,519,000 in 2000, a decrease of 26%. No portion of sales was attributable to inflation for 2001.

      The Manufacturing Services division (AMS) sales increased $1,504,000 or 16% over 2000 and, as a result, contributed 78% of the overall sales for 2001.

      AIA label identification machine shipments decreased from 29 units in 2000 to 4 units in 2001, a 86% decline expressed in sales dollars. Two of the machines sold in 2001 represented initial sales of the new DataPlace 1M model. The Company's through-hole machines operating in the field generated most of the parts and service sales.

      The AIA division generated $900,000 in customized factory automation engineering design and manufactured product sales in its first year of operation. The first year sales included $642,000 in shipments to a major golf equipment manufacturer.

GROSS PROFIT
------------

      Gross profit decreased $4,118,000 or 87% in 2001, compared to 2000. This decrease was due to the lower gross profit earned on a higher mix of contract manufacturing services sales, lower factory utilization, decreased machine sales and services, and an increase to the allowance for inventory obsolescence. The 2001 increase in the allowance for inventory obsolescence primarily consisted of $334,000 related to older technology machines, $219,000 related to private label products and partially offset by a $90,000 decrease related to AMS materials inventory.

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

                                                            Amount
                                                          ----------

      Separation costs                                    $  29,000

      Lease abandonment                                      70,000

      Facility repairs                                       12,000

      Other                                                  10,000
                                                          ----------

      Total                                                $121,000
                                                          ==========

      Of the total charge of $121,000, the entire amount has been paid as of December 31, 2002.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering, research and development efforts in 2001 were focused on a DataPlace 1M cost reduction project and in support of AIA operations. Expenses declined 2001 over 2000 due to fewer development projects and due to staff reductions.

---------------------------------------------------

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

      No federal income tax carry forward benefit has been recorded in 2001 due to the net loss and the uncertainty concerning the Company's ability to utilize the net operating loss in the future. A 100% valuation allowance has been recorded against the net deferred income tax asset as of December 31, 2001.

Amistar Industrial Automation segment
-------------------------------------

      During 2001, the Company sold two initial customized DataPlace 1M machines and two DataPlace 100LP machines.

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

      To more effectively utilize the Company's existing engineering and machine manufacturing capacity in 2001, the Company launched an initiative to pursue automation applications in new markets. The new AIA initiative has allowed the Company to penetrate new market segments including the sports equipment automation market.

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


Liquidity and Capital Resources
-------------------------------

      The Company's cash flows from operations decreased during 2002, compared to 2001 and 2000. Working capital increased $762,000 in 2002, and decreased $7,254,000 in 2001. Operating activities generated (consumed) ($.95 million), $(.5 million), and $2.3 million in cash flow during the years ended 2002, 2001, and 2000, respectively.

      Net cash used in operations during 2002 was primarily due to the net loss after adding back depreciation and amortization, an increase in accounts receivable, and a decrease in accrued payroll and related costs, partially offset by a reduction of inventory. The Company generated cash during 2001 to partially offset its loss after adding back depreciation and amortization primarily through the collection of accounts receivable and a decrease in inventory. The Company generated cash during 2000 primarily through net earnings after adding back depreciation and amortization and the collection of contracts receivable and income taxes receivable.

      In 2002, 2001 and 2000, investing activities consisted primarily of capital expenditures to support the current and expected growth of the Amistar Manufacturing Services division and to improve efficiency.

      During 2002 and 2001, the Company repurchased $3,000 and $57,000 of its stock on the open market.

      The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. The bonds carry a variable interest rate and mature in December 2005. Payments of principal and interest are unconditionally guaranteed by a $3,100,000 irrevocable letter of credit issued by the Company's bank. The terms of the irrevocable letter of credit required the Company in 1995 to establish a $1,329,000 interest-bearing cash collateral account (restricted cash) in order to meet a required loan to value ratio. In 2001, the amount of restricted cash was revised to $1,452,000. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. The Company's obligation under the irrevocable letter of credit was reduced accordingly by $1,500,000 effective on February 1, 2002. Effective March 1, 2002, the Company began making monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption is scheduled to occur in increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004 and the balance of $2,760,000 in 2005. On
February 1, 2003, $100,000 of the bonds was redeemed using restricted cash.

      The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2002, the Company was not in compliance with the tangible net worth, debt service and profitability covenants. The Company received waivers relating to these covenants through March 31, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenants after the waiver expires, and considering that a covenant violation would constitute an event of default which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $3,000,000 has been classified as a current liability in the accompanying balance sheet at December 31, 2002.

      The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The Company believes it would be able to obtain alternative financing, although at terms less favorable than present. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

      The following summarizes the Company's contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on its liquidity and cash flow in future periods:

                                  Total              2003              2004              2005               2006
                                  -----              ----              ----              ----               ----
Minimum lease payments         $   357,000       $   106,000       $   109,000       $   114,000       $    28,000

Sublease income                   (361,000)         (107,000)         (111,000)         (114,000)          (29,000)
                               ------------      ------------      ------------      ------------      ------------
Net lease obligations          $    (4,000)      $    (1,000)      $    (2,000)      $        --       $    (1,000)
                               ============      ============      ============      ============      ============

Industrial Bonds Payments      $ 3,000,000       $   120,000       $   120,000       $ 2,760,000       $        --


      The Company's primary sources of liquidity consist of cash and cash equivalents and working capital. If the bank continues to grant waivers on the irrevocable letter of credit reimbursement agreement, the Company believes that its cash and cash equivalents provided from operations and cash and cash equivalents balances at December 31, 2002 will be adequate to support its operating, investing and financing requirements through 2003. In the event the bank chooses to no longer forebear, management would consider several options which include utilizing some portion of cash, re-financing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its Industrial Bonds.

New Accounting Pronouncements
-----------------------------

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires recording of a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company's financial statements.

      EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The guidance in EITF No. 00-21 can effect the timing of revenue recognition for such arrangements, even though it does not change the rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The provisions of EITF No. 00-21 are effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may alternately elect to apply EITF No. 00-21 to existing arrangements and to record the income statement impact of the change as a cumulative effect of change in accounting principle. Management is currently assessing the potential impacts of adopting EITF No. 00-21.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company does not have any derivative financial instruments.

      The Company's only term debt at December 31, 2002 is comprised of industrial development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.0% during 2002. A hypothetical 10% increase in the weighted-average interest rate to 1.1% would not have a material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors and Shareholders
Amistar Corporation:


We have audited the accompanying balance sheets of Amistar Corporation as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ KPMG LLP
                                               ------------
                                               KPMG LLP


San Diego, California
February 19, 2003


                                         AMISTAR CORPORATION
                                           Balance Sheets

December 31,                                                          2002              2001
-------------------------------------------------------------------------------------------------
ASSETS    (note 4)
Current assets:
     Cash and cash equivalents                                   $  2,383,237       $  3,626,396
     Restricted cash (note 4)                                         110,000                 --
     Trade accounts receivable, less allowance for doubtful
       accounts of $90,094 in 2002 and $187,497 in 2001             1,556,847          1,064,471
     Inventories (note 3)                                           2,400,824          2,723,661
     Demonstration equipment                                           95,273            152,659
     Prepaid expenses                                                 185,604            187,385
                                                                 -------------      -------------
          Total current assets                                      6,731,785          7,754,572
                                                                 -------------      -------------
Property and equipment:
     Land                                                             981,875            981,875
     Building and building improvements                             4,158,967          4,090,832
     Machinery and equipment                                        6,742,812          6,948,149
     Computer software and equipment                                  492,152            492,152
     Leasehold improvements                                                --              2,478
                                                                 -------------      -------------
                                                                   12,375,806         12,515,486
     Less accumulated depreciation and amortization                (8,384,644)        (8,129,206)
                                                                 -------------      -------------
          Net property and equipment                                3,991,162          4,386,280
                                                                 -------------      -------------
Restricted cash (note 4)                                                   --          1,452,000
Other assets                                                           56,122             73,559
                                                                 -------------      -------------
                                                                 $ 10,779,069       $ 13,666,411
                                                                 =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    220,441       $    284,993
     Accrued payroll and related costs                                108,431            291,634
     Accrued liabilities                                              199,100            202,543
     Accrued warranty costs                                            45,876             88,251
     Accrued commissions                                               24,480             16,418
     Industrial development bonds (note 4)                          3,000,000          4,500,000
                                                                 -------------      -------------
          Total current liabilities                                 3,598,328          5,383,839
                                                                 -------------      -------------

Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                            --                 --
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,083,051 and 3,086,372 shares issued and
       outstanding in 2002 and 2001, respectively                      30,831             30,864
     Additional paid-in capital                                     4,533,515          4,536,321
     Retained earnings                                              2,616,395          3,715,387
                                                                 -------------      -------------
          Total shareholders' equity                                7,180,741          8,282,572
                                                                 -------------      -------------
     Commitments (note 7)
                                                                 $ 10,779,069       $ 13,666,411
                                                                 =============      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         AMISTAR CORPORATION
                                      Statements of Operations

Years ended December 31,                           2002               2001               2000
--------------------------------------------------------------------------------------------------
Net sales                                      $ 11,078,794       $ 13,658,922       $ 18,519,075
Cost of sales                                     9,950,824         13,055,896         13,798,276
                                               -------------      -------------      -------------
Gross profit                                      1,127,970            603,026          4,720,799
                                               -------------      -------------      -------------
Operating expenses:
    Selling                                       1,243,101          1,673,403          2,092,922
    General and administrative                      963,610          1,342,361            737,977
    Engineering, research and development           440,435            842,892          1,161,039
                                               -------------      -------------      -------------
                                                  2,647,146          3,858,656          3,991,938
                                               -------------      -------------      -------------

Income (loss) from operations                    (1,519,176)        (3,255,630)           728,861
Other income (expense):
    Interest expense                                (39,676)          (124,804)          (182,624)
    Interest income                                  59,535            218,706            293,905
    Other                                             6,325              5,500              7,643
                                               -------------      -------------      -------------

Earnings (loss) before income taxes              (1,492,992)        (3,156,228)           847,785
Income tax expense (benefit) (note 5)              (394,000)           (66,187)             9,000
                                               -------------      -------------      -------------

Net earnings (loss)                            $ (1,098,992)      $ (3,090,041)      $    838,785
                                               =============      =============      =============
Earnings (loss) per common share :
    Basic                                      $      (0.36)      $      (0.99)      $       0.27
                                               =============      =============      =============
    Diluted                                    $      (0.36)      $      (0.99)      $       0.26
                                               =============      =============      =============
Weighted-average shares outstanding:
    Basic                                         3,085,375          3,127,196          3,136,500
                                               =============      =============      =============
    Diluted                                       3,085,375          3,127,196          3,179,000
                                               =============      =============      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                        AMISTAR CORPORATION
                                                Statements of Shareholders' Equity

Years Ended December 31, 2002, 2001, and 2000
---------------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                   --------------------------------       Additional                             Total
                                     Shares                                 Paid-in           Retained        Shareholders'
                                    (in 000's)           Par value          capital           Earnings           Equity
                                   -------------      -------------      -------------      -------------      -------------
Balances at December 31, 1999             3,137       $     31,365       $  4,589,043       $  5,966,643       $ 10,587,051

Net Earnings                                 --                 --                 --            838,785            838,785
                                   -------------      -------------      -------------      -------------      -------------
Balances at December 31, 2000             3,137             31,365          4,589,043          6,805,428         11,425,836

Stock option exercise                         3                 33              4,030                 --              4,063
Repurchase of common shares                 (54)              (534)           (56,752)                --            (57,286)
Net loss                                     --                 --                 --         (3,090,041)        (3,090,041)
                                   -------------      -------------      -------------      -------------      -------------
Balances at December 31, 2001             3,086             30,864          4,536,321          3,715,387          8,282,572

Repurchase of common shares                  (3)               (33)            (2,806)                --             (2,839)
Net loss                                     --                 --                 --         (1,098,992)        (1,098,992)
                                   -------------      -------------      -------------      -------------      -------------
Balances at December 31, 2002             3,083       $     30,831       $  4,533,515       $  2,616,395       $  7,180,741
                                   =============      =============      =============      =============      =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                   AMISTAR CORPORATION
                                                Statements of Cash Flows

Years ended December 31,                                               2002              2001              2000
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net earnings (loss)                                           $(1,098,992)      $(3,090,041)      $   838,785
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                  545,156           696,611           760,872
        Gain on sale of equipment                                           --            (5,500)               --
        Changes in assets and liabilities:
           Trade accounts receivable, net                             (492,376)        1,779,015          (170,357)
           Income taxes receivable                                          --                --           207,518
           Inventories                                                 304,290           355,189           (31,851)
           Demonstration equipment                                      57,386           (40,123)            5,041
           Prepaid expenses                                              1,781             7,213          (122,514)
           Contracts receivable                                             --            55,871           809,904
           Other assets                                                 17,437            29,595            11,558
           Accounts payable                                            (64,552)         (303,549)           73,688
           Accrued payroll and related costs                          (183,203)          138,812            32,668
           Accrued liabilities                                          (3,443)          (37,230)           27,537
           Accrued warranty costs                                      (42,375)          (16,749)               --
           Accrued commissions                                           8,062           (77,470)         (151,513)
                                                                   ------------      ------------      ------------
         Net cash provided by (used in) operating activities          (950,829)         (508,356)        2,291,336
                                                                   ------------      ------------      ------------
Cash flows from investing activities:
     Proceeds from sale of equipment                                        --             5,500                --
     Capital expenditures                                             (131,491)         (214,019)         (247,547)
                                                                   ------------      ------------      ------------
        Net cash used in investing activities                         (131,491)         (208,519)         (247,547)
                                                                   ------------      ------------      ------------

Cash flows from financing activities
     Net decrease (increase) in restricted cash                      1,342,000          (123,000)               --
     Redemption of Industrial Development Bonds                     (1,500,000)               --                --
     Exercise of stock options                                              --             4,063                --
     Repurchase of common stock                                         (2,839)          (57,286)               --
                                                                   ------------      ------------      ------------
        Net cash used in financing activities                         (160,839)         (176,223)               --
                                                                   ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                (1,243,159)         (893,098)        2,043,789
Cash and cash equivalents at the beginning of the year               3,626,396         4,519,494         2,475,705
                                                                   ------------      ------------      ------------
Cash and cash equivalents at the end of the year                   $ 2,383,237       $ 3,626,396       $ 4,519,494
                                                                   ============      ============      ============

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                      $    42,250       $   137,517       $   179,971
                                                                   ============      ============      ============
     Income taxes                                                  $     4,704       $     9,153       $     3,267
                                                                   ============      ============      ============
Supplemental disclosure of non-cash investing activities:
     Transfer from inventory to property and equipment             $    18,547       $        --       $        --
                                                                   ============      ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                          Notes to Financial Statements
                       Three years ended December 31, 2002

(1)   BUSINESS AND CURRENT EVENTS

Business
--------

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

Current Events
--------------
The Company has been adversely affected by the economic downturn in the electronics industry during the past two years and as a result has incurred operating and net losses and negative cash flows from operations. The lack of profitability has caused the Company to be in non-compliance on certain loan covenants in connection with the Industrial Development Bonds (Note 4). The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor or redeem the bonds prior to maturity. If such an event occurred, management would consider several options which include utilizing some portion of cash, re-financing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility.

The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated. Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its Industrial Bonds.

Notice from Stock Exchange
--------------------------
The Company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company was granted 180 days or until April 1, 2003 to comply with the minimum closing bid price requirement or possibly face de-listing. In the event the Company fails to comply with the minimum bid price requirement as of April 1, 2003, the Company believes it will receive a 180-day extension based on meeting the core initial inclusion requirements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------
The Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales to a same customer upon shipment, provided title and risk of loss has transferred and the model, configuration, and application is substantially similar to the original machine installed. At the time of shipment, the Company accrues for any related de minimus and perfunctory installation costs to be incurred. Revenue for manufacturing services, factory automation services, machine accessories, and spare parts are recognized upon shipment and transfer of title and risk of loss. Billable service labor revenue is recognized upon completion.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2002 and 2001, cash equivalents amounted to $2,023,000 and $3,064,000, respectively. Restricted cash represents required amounts that are held to redeem the Industrial Developments Bonds. (Note 4)

Inventories
-----------
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for excess or obsolescence.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Demonstration Equipment
-----------------------
Demonstration equipment represents short-term transfers of inventory for purposes of participating in trade shows and demonstrations with customers. This equipment is typically sold or returned to inventory within six months and is not depreciated due to the limited hours of machine run time.

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

Costs of improvements or betterments that substantially extend the useful life of an asset are capitalized. Costs for repairs and maintenance are expensed as incurred. Upon the disposition of property and equipment, related costs and accumulated depreciation are removed from the Company's books and related gains or losses are reflected in operations.

Deferred Bond Refinancing Costs
-------------------------------
Costs incurred in connection with refinancing the Industrial Development Bonds are amortized using the effective interest method over the life of the bonds. Deferred costs are included in other assets.

Accrued Warranty Costs
----------------------
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and the related material usage, field service and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
------------------------
The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company continues to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense for employee stock option grants is recorded on the date of grant only if the current market price of the Company's stock exceeds the exercise price. Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

                                               2002         2001          2000
                                               ----         ----          ----

Net earnings (loss) - as reported           $(1,099)      $(3,090)      $   839
Total stock-based employee compensation
  expense included in reported net
  income, net of tax                             --            --            --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                           (10)          (58)          (92)
                                            --------      --------      --------
Pro forma net income                        $(1,109)      $(3,148)      $   747
                                            ========      ========      ========

Earnings (loss) per share:
Basic, as reported                            (0.36)        (0.99)         0.27
Diluted, as reported                          (0.36)        (0.99)         0.26
Basic, pro forma                              (0.36)        (1.01)         0.24
Diluted, pro forma                            (0.36)        (1.01)         0.23


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


                                            Years ended December 31,
                                    ------------------------------------------
                                       2002            2001          2000
                                    ------------   -------------  ------------
Weighted-average shares basic             3,085           3,127         3,137

Dilutive effect of stock options              -               -            42
                                    ------------   -------------  ------------

Weighted-average shares, diluted          3,085           3,127         3,179
                                    ============   =============  ============


Options to purchase 165,000, 100,000 and 21,000 shares of common stock were not included in the calculation of diluted net earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000, respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets and long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
-----------------------------

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires recording of a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company's financial statements.

      EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The guidance in EITF No. 00-21 can effect the timing of revenue recognition for such arrangements, even though it does not

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


change the rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The provisions of EITF No. 00-21 are effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may alternately elect to apply EITF No. 00-21 to existing arrangements and to record the income statement impact of the change as a cumulative effect of change in accounting principle. Management is currently assessing the potential impacts of adopting EITF No. 00-21.

(3)   INVENTORIES

Inventories at December 31, 2002 and 2001, consist of the following (in thousands):

                                 December 31,                             December 31,
                                     2002                                    2001
                    ------------------------------------      ----------------------------------
                        AIA          AMS          Total           AIA          AMS        Total
Raw Material          $  210        $ 580        $  790         $  207      $  607       $  814
Work In Process          569          161           730            390         633        1,023
Finished Goods           669          212           881            887           -          887
                    ------------------------------------      ----------------------------------
 Total                $1,448        $ 953        $2,401         $1,484      $1,240       $2,724
                    ====================================      ==================================

The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its label identification automation equipment and manufacturing services. The Company sold four DataPlace label identification units in 2002 out of finished goods inventory at December 31, 2001. Three of the machines represented the Dataplace 100LP model and one the 1M model, all of which were sold during the last four months of 2002. At December 31, 2002, the Company had nine completed DataPlace machines included in finished goods inventory at a carrying value of $585,500. The carrying values of DataPlace work in process and component parts were $117,500 and $340,000, respectively at December 31, 2002. The AIA work in process and raw material inventories consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated Dataplace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory write-down of DataPlace machines totaling $75,000 during 2002. Although the Company was able to resume shipments during the last four months of 2002, insufficient demand in the future for the DataPlace label identification machines could require additional charges for excess quantities or obsolescence in the future.

(4)  INDUSTRIAL DEVELOPMENT BONDS

The Company financed the construction of its manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate based on prevailing market conditions that would allow the bonds to be remarketed at par (.95% at December 31, 2002), with interest payable monthly. The bonds are guaranteed by a $3,093,120 irrevocable letter of credit, which is secured by substantially all assets of the Company. The terms of the irrevocable letter of credit required the Company to establish a $1,452,000 interest-bearing cash collateral account (restricted cash) during 2001 in order to meet a loan-to-value ratio covenant.

On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004 and the balance of $2,760,000 in 2005.

The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2002, the Company was not in compliance with tangible net worth, debt service and profitability covenants. The Company received waivers relating to these covenants through March 31, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(4) INDUSTRIAL DEVELOPMENT BONDS (continued)

the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default, which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $3,000,000 has been classified as a current liability in the accompanying balance sheet.

The Company will continue to seek waivers during 2003 for any covenant violations in the future which management believes is likely until a modification of the covenants can be negotiated.

Costs incurred in connection with the bond refinancing primarily consist of loan origination fees, broker's commission, legal, and other fees which have been capitalized and included in other assets. The bond costs are amortized over the term of the bonds. Deferred bond-refinancing costs were $39,000 and $53,000 at December 31, 2002 and 2001, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.


(5)  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                         Federal          State          Total
                                       ----------      ----------     ----------

  2002      Current                    $(400,000)      $   6,000      $(394,000)
            Deferred                          --              --             --
                                       ----------      ----------     ----------
                                       $(400,000)      $   6,000      $(394,000)
                                       ==========      ==========     ==========

  2001      Current                    $ (73,187)      $   7,000      $ (66,187)
            Deferred                          --              --             --
                                       ----------      ----------     ----------
                                       $ (73,187)      $   7,000      $ (66,187)
                                       ==========      ==========     ==========

  2000      Current                    $      --       $   9,000      $   9,000
            Deferred                          --              --             --
                                       ----------      ----------     ----------
                                       $      --       $   9,000      $   9,000
                                       ==========      ==========     ==========


Actual income taxes for 2002, 2001 and 2000 differ from "expected" income taxes for those years computed by applying the U.S. federal statutory rate of 34% to earnings (loss) before taxes as follows:

                                                        2002               2001             2000
                                                    ------------      ------------      ------------
Income tax expense (benefit)                        $  (508,000)      $(1,073,000)      $   288,000
State and foreign income taxes, net of federal
     income tax benefit                                   4,000             5,000             6,000
Change in valuation allowance                           162,000         1,210,000           217,000
Income tax carryforwards and credits                    (29,000)          (38,000)         (502,000)
Other, net                                              (23,000)         (170,187)               --
                                                    ------------      ------------      ------------
                                                    $  (394,000)      $   (66,187)      $     9,000
                                                    ============      ============      ============

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(5) INCOME TAXES (continued)

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities consist of the following:

                                                         2002           2001
                                                     ------------   ------------
Deferred tax assets:
    Allowance for doubtful accounts                  $    78,000    $    79,000
    Warranty accrual                                      18,000         35,000
    Inventory allowance                                1,094,000      1,023,000
    Accrued vacation                                       4,000         13,000
    State income tax credits and loss carryforwards      349,000        283,000
    Foreign tax credits and loss carryforwards         1,613,000      1,588,000
    Other                                                190,000        187,000
                                                     ------------   ------------
Gross deferred tax assets                              3,346,000      3,208,000
Valuation allowance                                   (3,258,000)    (3,096,000)
                                                     ------------   ------------
Total deferred tax assets                                 88,000        112,000
                                                     ------------   ------------
Deferred tax liabilities-depreciation and
     amortization                                        (88,000)      (112,000)
                                                     ------------   ------------
Net deferred tax assets                              $        --    $        --
                                                     ============   ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over the periods, which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

The Company has tax credits totaling $400,000, of which $145,000 in foreign tax credits are expected to begin expiring in 2002. In addition, the Company has Federal and State net operating loss carry forwards in the amount of $4,061,000 and $3,130,000 at December 31, 2002, which are expected to begin expiring in 2014 and 2004, respectively.

On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized and received a $400,000 carry-back refund benefit during 2002, which is partially offset by a $6,000 provision for the minimum tax liability to various states.

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

The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the financial statements as all grant exercise prices were equal to fair market value on the date of grant.

No options were granted during 2002. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $1.10 and $1.33, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years, expected volatility of 65% and 55% in 2001 and 2000, respectively, no dividends, and risk-free interest rates of 3.7% and 6.1% for 2001 and 2000, respectively.
Stock option activity during the periods indicated is as follows:

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(6) STOCK OPTION PLAN (continued)

                                                            Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         2002                          2001                          2000
                               ------------------------      ------------------------       ---------------------
                                              Weighted-                      Weighted-                   Weighted-
                                               Average                        Average                     Average
                                 No. of       Exercise        No. of         Exercise        No. of      Exercise
                                 Shares        Price          Shares          Price          Shares        Price
                               ---------      ---------      ---------      ---------       ---------    ----------
Beginning balance               202,500       $  1.8380       213,000       $  1.8539        206,750     $  1.8194

Options granted                      --              --         5,000          1.1000         14,000        2.4732
Options exercised                    --              --        (3,250)         2.6000             --            --
Options expired/cancelled       (37,500)         1.7670       (12,250)         1.6100         (7,750)       2.0503
                               ---------      ----------     ---------      ----------      ---------    ----------

Ending balance                  165,000       $  1.8555       202,500       $  1.8380        213,000     $  1.8539
                               =========      ==========     =========      ==========      =========    ==========

Balance exercisable             122,500                       102,250                         60,000
                               =========                     =========                      =========

The range of exercise prices on options outstanding at December 31, 2002 are as follows:

                                          Exercise
                        Options            Price
                        -------            -----

                            11,000         $3.50
                             7,500         $3.00
                             6,000         $2.69
                             8,000         $2.31
                            67,000         $2.13
                            68,000         $1.25
                             5,000         $1.10
                     --------------
                           165,000
                     ==============

At December 31, 2002 the weighted-average remaining contractual life of outstanding options was 1.4 years.


(7) COMMITMENTS

The Company leases a 14,000 square foot facility in Anaheim, California that it sublet in December 2001. Rental expense for operating leases on the Anaheim, CA facility and Warrenville, IL office (until 2001) approximated $103,000, $94,000, and $120,000 for the years ended December 31, 2002, 2001 and 2,000, respectively. The Company has the following future non-cancelable minimum lease obligations and sublease income:

                               Total           2003            2004            2005            2006
                               -----           ----            ----            ----            ----
Minimum lease payments      $ 357,000       $ 106,000       $ 109,000       $ 114,000       $  28,000
Sublease income              (361,000)       (107,000)       (111,000)       (114,000)        (29,000)
                            ----------      ----------      ----------      ----------      ----------
Net lease obligations       $  (4,000)      $  (1,000)      $  (2,000)      $      --       $  (1,000)
                            ==========      ==========      ==========      ==========      ==========

(8) RELATED PARTY TRANSACTIONS

The Company sold its products to Automation, Ltd., the Company's exclusive distributor for Great Britain and Ireland during 2002. Richard A. Butcher, a Director of the Company until December 2000, formerly held the position of Managing Director of Automation, Ltd. Sales to Automation, Ltd. were $109,000 in 2000.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(9) 401(K) PLAN

The Company has established a 401(k) savings plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Participants are always fully vested in all of their contributions and attain a vested right to the Company's matching contributions at the rate of 20% for each full year of service after one year until participants are fully vested after six full years of service. Amounts contributed by the Company in 2002, 2001, and 2000 were $75,000, $88,000, and $89,000, respectively.

(10)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      The following table summarizes the Company's two operating and reportable segments: Amistar Industrial Automation, which encompasses the manufacture and distribution of assembly machines and related accessories, and Amistar Manufacturing Services. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (in 000's).

                                                                                     MFG.
                                             INDUSTRIAL AUTOMATION                 SERVICES
                                 ------------------------------------------------ -----------
                                    UNITED                 REST OF                  UNITED
                                    STATES      EUROPE      WORLD       TOTAL       STATES     CORPORATE     TOTAL
                                 ------------ ----------  ---------- ------------ ----------- ----------  -----------
 Year Ended December 31, 2002

 Net sales                       $     1,524  $     184   $     213  $     1,921  $    9,158  $       -   $   11,079
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Loss from operations                   (823)       (99)       (115)      (1,037)       (482)         -       (1,519)
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Depreciation and amortization           126          -           -          126         404         15          545
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Total assets                          5,504         35           3        5,542       2,502      2,735       10,779
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Additions to long-lived assets           14          -           -           14         117                     131
                                 ============ ==========  ========== ============ =========== ==========  ===========

 YEAR ENDED DECEMBER 31, 2001

 Net sales                       $     2,674  $     211   $      92  $     2,977  $   10,682  $       -   $   13,659
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Loss from operations                 (1,819)      (143)        (63)      (2,025)     (1,231)         -       (3,256)
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Depreciation and amortization           230          -           -          230         438         29          697
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Total assets                          5,859         57                    5,916       2,411      5,339       13,666
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Additions to long-lived assets           29          -           -           29         185                     214
                                 ============ ==========  ========== ============ =========== ==========  ===========

 YEAR ENDED DECEMBER 31, 2000

 Net sales                       $     8,862  $     305   $     174  $     9,341  $    9,178  $       -   $   18,519
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Income from operations                  581         20          12          613         116          -          729
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Depreciation and amortization            62          -           -           62         454        245          761
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Total assets                          5,790        202         116        6,108       5,650      5,348       17,106
                                 ============ ==========  ========== ============ =========== ==========  ===========

 Additions to long-lived assets           33          -           -           33          96        119          248
                                 ============ ==========  ========== ============ =========== ==========  ===========

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued


(10)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (continued)

Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000 were allocated to the AMS division during each of the three years ended December 31, 2002. This occupancy allocation is based on square feet utilized.

The basis for attributing revenue to the geographical areas is based on where products and services are sold. The basis for attributing revenue to the segments is based on the nature of the products delivered or services to be performed. In addition, total assets include accounts receivables due from foreign customers aggregating $38,000 at December 31, 2002, $57,000 at December 31, 2001, and $64,000 at December 31, 2000.


(11)  BUSINESS CONCENTRATIONS

Most of the Company's customers are located in the United States. During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. During 2000, sales of $2,501,000 (or 14% of total sales) were made to Zevex International, Inc. and $2,293,000 (or 12% of sales) were made to Merit Medical Systems, Inc.

The Company distributed private label accessories and spare parts under an exclusive OEM supply agreement with i-Pulse Company Ltd. (formerly Tenryu Technics) until June 30, 2001 when the existing agreement terminated. The Company was able to successfully sell off its remaining distributed machine inventory during 2000. During 2002, the Company agreed to distribute and service the i-Pulse equipment line in North America on a non-exclusive basis. The Company and i-Pulse are currently cooperating on an informal agreement basis and are in the process of negotiating a formal agreement.

(12)  UNAUDITED QUARTERLY RESULTS

                                                                Quarter Ended,
                                           -----------------------------------------------------    Year Ended
                                               3/31          6/30         9/30         12/31           12/31
                                           ----------------------------------------------------- -----------------
                                                   (In thousands, except per share data)
                   2002
-------------------------------------------
 Net sales                                     $2,641       $2,827       $2,844        $2,767        $ 11,079
 Gross profit                                     160          169          339           460           1,128
 Net loss                                        (102)        (454)        (377)         (166)         (1,099)

 Loss per common share:
   Basic and diluted                            (0.03)       (0.15)       (0.12)        (0.05)          (0.36)


                   2001
-------------------------------------------
 Net sales                                     $3,679       $3,399       $3,890        $2,691        $ 13,659
 Gross profit (loss)                              473           17           12           101             603
 Net loss                                        (676)        (956)        (905)         (553)         (3,090)

 Loss per common share:
   Basic and diluted                            (0.22)       (0.30)       (0.29)        (0.18)          (0.99)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement, dated March 25, 2003, to be filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided in Part I of this report under the caption "Executive Officers and Directors."


ITEM 11.  EXECUTIVE COMPENSATION

      There is incorporated herein by reference the information from the section entitled "Compensation of Directors and Executive Officers" on page 6 of the Company's definitive Proxy Statement, dated March 25, 2003, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated herein by reference the information from the section entitled "Security Ownership of Certain Beneficial Owners and Management" on page 4 and equity compensation plans approved by shareholders titled "Stock Option Plan" of the Company's definitive Proxy Statement, dated March 25, 2003, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 14. CONTROLS AND PROCEDURES

     On February 3, 2003, management conducted an evaluation, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management believes the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Since the date of management's evaluation of its internal disclosure controls there have been no significant changes in the Company's internal disclosure controls or in other factors that could significantly affect internal disclosure controls subsequent to the date the Company completed its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements of Amistar Corporation are set forth in item 8 of this Annual Report on Form 10-K:

            1.    Independent Auditors' Report Financial Statements:
                      Balance Sheets - December 31, 2002 and 2001
                      Statements of Operations - Years ended December 31, 2002,
                         2001, and 2000.
                      Statements of Shareholders' Equity-Years ended December
                         31, 2002, 2001 and 2000
                      Statements of Cash Flows - Years ended December 31, 2002,
                         2001 and 2000
                      Notes to Financial Statements - Years ended December 31,
                         2002, 2001 and 2000

            2. The following Financial Statement Schedule as of and for the years ended December 31, 2002, 2001 and 2000 is submitted herewith:
                      Schedule II - Valuation and Qualifying Accounts
                      All other schedules are omitted because they are not applicable or the required information is disclosed elsewhere.

            3. Exhibits:

            3.1  (1) Restated Articles of Incorporation of Registrant, as
                     amended.*

            3.2  (1) Bylaws of Registrant, as amended.*

            10.1 (1) Lease dated July 30, 1982, between Registrant (Lessee) and
                     Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454.*

            10.2 (1) Export Distributorship Agreement dated August 17, 1981 between the Registrant and Automation, Ltd. (England, Scotland, Wales and Ireland).*

            10.3 (1) Form of Export Distributorship Agreement used in France,
                     West Germany, Switzerland, Liechtenstein and Australia.*

            10.4 (1) Form of Contract for Sales Representatives used in the
                     United States.*

            10.5 (3) Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.***

            10.6 (2) 1984 Employee Stock Option Plan and related forms of
                     Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.**

            10.7 (3) Deed of Trust with assignment of rents and promissory note dated September 21,1984, with respect to the purchase of land in San Marcos, California.***

            10.8 (3) Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of Sam Marcos on December 19, 1985.***

            10.9 (5)  Bank agreement dated November 19, 1984.*****

            10.10(4)  Amendments to the stock option plan.****

            10.11(5)  Form of Indemnity Agreement*****

            10.12(6)  1994 Employee Stock Option Plan******

            22.1 (1)  List of Subsidiaries*

            23.1      Independent Auditors' Report on Schedule and Consent

            24.1*     Power of Attorney (included on the signature pages hereof)

            99.1      Certification of CEO and CFO

--------------------------------------
          * Filed herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, (CONTINUED)

      *(1) These exhibits are incorporated by reference from the exhibits of the same number in the Company's Registration Statement on form S-1 (No. 2-897782).

      **(2) This exhibit is incorporated by reference from the exhibits numbered 28.1, 28.2 and 28.3 of the Company's Registration Statement on Form S-8 (No. 2-94696).

      ***(3) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1985.

      **** (4) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1986.

      *****(5) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1987.

      ******(6) This exhibit is incorporated by reference of the Company's Registration Statement of Form-S-8 filed February 15, 1995.

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


Date:  March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



   /s/ Stuart C. Baker               President and Chairman of the Board              March 26, 2003
------------------------------       (Principal Executive Officer)
      Stuart C. Baker


   /s/ Gregory D. Leiser             Vice President Finance and Chief                 March 26, 2003
------------------------------       Financial Officer
      Gregory D. Leiser              (Principal Financial and Accounting Officer)


   /s/ Sanford B. Ehrlich            Director                                         March 26, 2003
------------------------------
      Dr. Sanford B. Ehrlich


   /s/ William W. Holl               Secretary, Treasurer and                         March 26, 2003
------------------------------       Director
      William W. Holl


   /s/ Gordon S. Marshall            Director                                         March 26, 2003
------------------------------
      Gordon S. Marshall


   /s/ Carl C. Roecks                Director                                         March 26, 2003
------------------------------
      Carl C. Roecks


   /s/ Howard C. White               Director                                         March 26, 2003
------------------------------
      Howard C. White


                                                   AMISTAR CORPORATION
                                                       Schedule II
                                            Valuation and Qualifying Accounts

                                           Three years ended December 31, 2002

       Column A            Column B                  Column C           Column D       Column E
-----------------------   ----------      -------------------------    ----------     ----------
                                                   Additions
                                          -------------------------
                          Balance at       Charged to      Charged                      Balance
                          beginning         costs and     to other                       at end
      Description         of period         expenses      accounts     Deductions      of period
-----------------------   ----------      -----------    ----------    ----------     ----------
Allowance for doubtful accounts

                2002      $  187,497      $  (60,679)     $     --      $  36,724      $   90,094
                          ===========     ===========     =========     ==========     ===========
                2001      $  138,922      $   60,000      $  8,197      $  19,622      $  187,497
                          ===========     ===========     =========     ==========     ===========
                2000      $  853,995      $ (350,457)     $ 57,098      $ 421,714      $  138,922
                          ===========     ===========     =========     ==========     ===========

Allowance for inventory excess and obsolescence:

                2002      $1,995,717      $  174,524      $  3,584      $      --      $2,173,825
                          ===========     ===========     =========     ==========     ===========
                2001      $1,532,350      $  463,367      $     --      $      --      $1,995,717
                          ===========     ===========     =========     ==========     ===========
                2000      $1,651,454      $       --      $     --      $ 119,104      $1,532,350
                          ===========     ===========     =========     ==========     ===========


Net deferred tax asset valuation allowance:

                2002      $3,096,000      $  562,000      $     --      $ 400,000      $3,258,000
                          ===========     ===========     =========     ==========     ===========
                2001      $1,886,000      $1,210,000      $     --      $      --      $3,096,000
                          ===========     ===========     =========     ==========     ===========
                2000      $1,669,000      $  217,000      $     --      $      --      $1,886,000
                          ===========     ===========     =========     ==========     ===========

SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT ON SCHEDULE.