Form 10-Q
period 2003-03-31
AMISTAR CORP
filed 2003-05-01
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

                         COMMISSION FILE NUMBER: 0-13403


                               AMISTAR CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                  95-2747332
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

           237 Via Vera Cruz
         San Marcos, California                              92069
(Address of principal executive offices)                   (Zip code)


                                 (760) 471 -1700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

     Yes [X]    No [  ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

     Yes [  ]    No [X]


There were 3,082,604 shares of common stock outstanding as of April 29, 2003.

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                          (Unaudited and in thousands)

                                                      March 31,        Dec. 31,
                                                        2003             2002
                                                      --------         --------

ASSETS
Current assets:
   Cash and cash equivalents                          $ 2,761          $ 2,383
   Restricted cash                                         40              110
   Trade accounts receivable, net                       1,321            1,557
   Inventories, net                                     2,316            2,401
   Demonstration equipment                                 95               95
   Prepaid expenses                                       115              186
                                                      --------         --------
     Total current assets                               6,648            6,732

Property and equipment, net                             3,932            3,991
Other assets                                               53               56
                                                      --------         --------

                                                      $10,633          $10,779
                                                      ========         ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   255          $   220
   Accrued liabilities                                    444              378
   Industrial development bonds                         2,900            3,000
                                                      --------         --------
      Total current liabilities                         3,599            3,598
                                                      --------         --------

Shareholders' equity:
  Common stock                                             31               31
  Additional paid-in capital                            4,533            4,534
  Retained earnings                                     2,470            2,616
                                                      --------         --------
     Total shareholders' equity                         7,034            7,181
                                                      --------         --------

                                                      $10,633          $10,779
                                                      ========         ========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                       Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)

                                                          Three months ended
                                                               March 31,
                                                         2003            2002
                                                       --------        --------

Net sales                                              $ 2,769         $ 2,641

Cost of sales                                            2,231           2,481
                                                       --------        --------

Gross profit                                               538             160
                                                       --------        --------

Operating expenses:
  Selling                                                  330             292
  General and administrative                               243             259
  Engineering, research and development                    107             117
                                                       --------        --------
                                                           680             668
                                                       --------        --------

Operating loss                                            (142)           (508)

Other income (expense), net                                 (3)              8
                                                       --------        --------

Loss before income taxes                                  (145)           (500)

Income tax expense (benefit)                                 1            (398)
                                                       --------        --------

Net loss                                               $  (146)        $  (102)
                                                       ========        ========

Earnings (loss) per share-
   basic and diluted                                   $ (0.05)        $ (0.03)
                                                       ========        ========

Weighted average shares
   outstanding, basic and diluted                        3,083           3,140
                                                       ========        ========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)

Three months ended March 31,                                2003          2002
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                $  (146)      $  (102)
  Adjustments to reconcile net loss to
    net cash provided (used) in operating activities:
    Depreciation and amortization                              94           159
    Changes in assets and liabilities:
      Trade accounts receivable, net                          236          (356)
      Inventories                                              85          (430)
      Income taxes receivable                                  --          (400)
      Demonstration equipment                                  --             1
      Prepaid expenses and other assets                        74            79
      Accounts payable and accrued liabilities                101           (23)
                                                          --------      --------

Net cash provided (used) in operating activities              444        (1,072)
                                                          --------      --------

Cash flows from investing activities-
  Purchase of property and equipment                          (35)           (2)
                                                          --------      --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                 (100)       (1,500)
  Decrease in restricted cash, net                             70         1,442
  Repurchase of common stock                                   (1)           --
                                                          --------      --------
Net cash used in financing activities                         (31)          (58)
                                                          --------      --------

Net increase (decrease) in cash and cash equivalents          378        (1,132)
                                                          --------      --------
Cash and cash equivalents, beginning of period              2,383         3,626
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 2,761       $ 2,494
                                                          ========      ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                           $     7       $    13
                                                          ========      ========
       Income taxes                                       $     3       $     4
                                                          ========      ========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)      BUSINESS AND CURRENT EVENTS

Notice from Stock Exchange
--------------------------

     The company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company initially was granted 180 days or until April 1, 2003 to comply with the minimum closing bid price requirement or possibly face de-listing. On April 2, 2003, the Company was notified that it had been granted an additional 180 days or until September 29, 2003 to regain compliance with the minimum closing bid price requirement of $1.00 for ten consecutive days. In the event the Company fails to comply with the minimum bid price requirement at the end of the 180-day period, the Company believes it will qualify for a 90-day additional extension based on compliance with the initial listing requirements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2003, its results of operations and its cash flows for the three month periods ended March 31, 2003 and 2002, respectively. The results of operations of the Company for the three-month period ended March 31, 2003 may not be indicative of future results. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                Mar. 31                                   Dec. 31,
                                 2003                                      2002
                    ------------------------------------      -----------------------------------
                       AIA          AMS          Total             AIA         AMS        Total
                       ---          ---          -----             ---         ---        -----
Raw Material         $   292      $   700       $   992         $   210     $   580      $   790
Work In Process          465          101           566             569         161          730
Finished Goods           619          139           758             669         212          881
                    ------------------------------------      -----------------------------------
 Total               $ 1,376      $   940       $ 2,316         $ 1,448     $   953      $ 2,401
                    ====================================      ===================================

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

                                                  Three months ended
                                                       March 31,
                                                2003             2002
                                           ---------------- ----------------
 Weighted-average shares, basic                      3,083            3,140

 Dilutive effect of stock options                        -                -
                                           ---------------- ----------------
 Weighted-average shares-
     basic and diluted                               3,083            3,140
                                           ================ ================

     Options to purchase 83,000 and 73,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three months ended March 31, 2003, and March 31, 2002 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004 and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

     The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its Industrial Bonds.

     The Company believes that cash provided from operations and cash balances at March 31, 2003 will be adequate to support its operating and investing requirements through 2003 and 2004.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, and Amistar Manufacturing Services ("AMS"). The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                     AIA
                                    -------------------------------------
                                       UNITED
                                       STATES      FOREIGN      TOTAL        AMS    CORPORATE       TOTAL
----------------------------------------------------------------------------------------------- ------------
 Three months ended March 31, 2003

 Net sales                          $      593  $       36  $      629  $    2,140  $        -   $    2,769
                                    =========== =========== =========== =========== ===========  ===========
 Depreciation and amortization              29           -          29          58           7           94
                                    =========== =========== =========== =========== ===========  ===========
 Income/(Loss) from operations            (196)        (11)       (207)         65           -         (142)
                                    =========== =========== =========== =========== ===========  ===========
 Total assets                            4,456          70       4,526       2,157       3,950       10,633
                                    =========== =========== =========== =========== ===========  ===========
 Additions to long-lived assets             35           -          35           -           -           35
                                    =========== =========== =========== =========== ===========  ===========

 THREE MONTHS ENDED MARCH 31, 2002

 Net sales                          $      349  $       39  $      388  $    2,253  $        -   $    2,641
                                    =========== =========== =========== =========== ===========  ===========
 Depreciation and amortization              59           -          59         100           -          159
                                    =========== =========== =========== =========== ===========  ===========
 Loss from operations                     (268)        (31)       (299)       (209)          -         (508)
                                    =========== =========== =========== =========== ===========  ===========
 Total assets                            5,163          50       5,213       2,124       4,704       12,041
                                    =========== =========== =========== =========== ===========  ===========
 Additions to long-lived assets              2           -           2           -           -            2
                                    =========== =========== =========== =========== ===========  ===========

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


Product Warranty Information
----------------------------

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

         Warranty cost and accrual information is as follows for the three months ended March 31, 2003:

                                      Charged to
                         Balance at   costs and                Balance at
    Description          12/31/2002    expense    Deductions    3/31/2003
    -----------          ----------    -------    ----------    ---------

Accrued Warranty Costs   $   45,876  $    7,160   $   (7,160)   $  45,876
                         =========== ===========  ===========   ==========

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


Stock-Based Compensation
------------------------

      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

      Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2003 and 2002 as follows ($ in thousands, except per share amounts):
                                                            2003         2002
                                                            ----         ----

            Net loss - as reported                      $    (146)   $    (102)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                -            -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                              (5)          (3)
                                                        -----------------------
            Pro forma net income                        $    (151)   $    (105)
                                                        =======================

            Earnings (loss) per share:
            Basic, as reported                              (0.05)       (0.03)
            Diluted, as reported                            (0.05)       (0.03)
            Basic, pro forma                                (0.05)       (0.03)
            Diluted, pro forma                              (0.05)       (0.03)

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


     Stock option activity during the first three months of fiscal 2003 was as follows:


                                           Number          Weighted average
   (Shares in thousands)                 of shares          exercise price
   ---------------------               --------------       --------------

   Outstanding, Dec 31, 2002                 165,000       $       1.86

   Granted                                    86,000               0.82

   Exercised                                       -                  -

   Expired                                  (16,000)               2.75
                                       --------------      -------------

   Outstanding, March 31, 2003               235,000       $       1.41
                                       ==============      =============

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



                              RESULTS OF OPERATIONS
Net Sales
---------

     Net sales for the three months ended March 31, 2003 were $2,769,000 compared to $2,641,000 for the same period in the prior year, an increase of 4.6%. During the current quarter, the Amistar Industrial Automation ("AIA") division shipped two of its DataPlace machines, whereas no machines were shipped during the first quarter of 2002.

     The AIA division began shipping specialty equipment to new customers in the veterinary products and food irradiation industries. The AIA division booked orders expected to ship in the second and third quarters of 2003 from customers doing business in the golf club assembly and eyeglass lens manufacturing industries.

     The Amistar Manufacturing Services division ("AMS") sales declined 5% for the three months ended March 31, 2003, from the same period in 2002 primarily due to the absence of orders from customers who chose to move production off-shore. Sales were relatively flat compared to the fourth quarter of 2002.

Gross Profit
------------

     Gross profit increased $378,000 (236%) to $538,000 during the quarter ended March 31, 2003 compared to $160,000 in the same period in 2002. This increase was primarily due to the sale of two Dataplace machines in the first quarter 2003, whereas in the 2002 quarter no machines were sold, and due to improved labor efficiencies in the manufacturing services division as well as lower costs of purchased components. During the current quarter, manufacturing services margins increased to 18.2% in the first quarter of 2003 from 7.4% in the first quarter of 2002.

Selling Expenses
----------------

     Selling expenses increased 11% in the current quarter from the third quarter of 2002 primarily due to increased commissions and a reassignment of personnel.

                               AMISTAR CORPORATION

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses decreased 6%, from $259,000 in the first quarter of 2002 to $243,000 in the first quarter of 2003. This decrease was primarily as a result of lower consulting fees.


Engineering, Research and Development Expenses
----------------------------------------------

     Research and development expenses remained relatively flat in the current quarter over the same period in 2002. The engineering group was primarily focused on developing enhancements for existing products.


Income Taxes
------------

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" ("the Act") was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the three months ended March 31, 2002, which was partially offset by a $2,000 provision for the minimum tax liability to various states. No comparable benefit was available in the current quarter.

     A 100% valuation allowance was recorded against deferred tax assets.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided from operating activities was $444,000 for the three months ended March 31, 2003. Most of the increase was due to the collection of receivables and a reduction in the number of days receivables were outstanding. In addition, the Company was able to reduce inventory balances $85,000 during the quarter, primarily due to reimbursement of AMS inventories from inactive customers and the sale of two Dataplace machines.

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004 and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

                               AMISTAR CORPORATION

     The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have an adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its Industrial Bonds.

     The Company believes that cash provided from operations and cash balances at March 31, 2003 will be adequate to support its operating and investing requirements through 2003 and 2004.


New Accounting Pronouncements
-----------------------------

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46")," Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at March 31, 2003 is comprised of $2,900,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 0.92% during the quarter ending March 31, 2003. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.

                               AMISTAR CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

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


PART II. OTHER INFORMATION


ITEMS 1-5 Non-Applicable

NOTICE FROM STOCK EXCHANGE

     The company received notice on October 4, 2002 that it is subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company was initially granted 180 days or until April 1, 2003 to comply with the minimum closing bid price requirement or possibly face de-listing. On April 2, 2003, the Company was notified that it had been granted an additional 180 days or until September 29, 2003 to regain compliance with the minimum closing bid price requirement of $1.00 for ten consecutive days. In the event the Company fails to comply with the minimum bid price requirement at the end of the 180-day period, the Company believes it will qualify for a 90-day additional extension based on compliance with the initial listing requirements.

                               AMISTAR CORPORATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits:

               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer
               99.2 Certification of Chief Executive Officer and Chief Financial
                    Officer

         (b) Reports on form 8-K:

               Change in Registrant's Certifying Accountant

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.
         Subsequent to the quarter ended March 31, 2003, the Registrant filed a

         Form 8-K on April 4, 2003 regarding changes in registrants certified accountants.

         On April 1, 2003, the Company's audit committee, as affirmed by the board of directors, dismissed KPMG, LLP ("KPMG") as the Company's independent auditors for the year ending December 31, 2003, and appointed BDO Seidman, LLP, as the Company's independent auditors.

         The decision to change auditors is the result of the Company's ongoing efforts to reduce expenses.

         KPMG's reports on the Company's financial statements for the fiscal years ended December 31, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended December 31, 2002 and 2001, and through the subsequent period ended April 1, 2003, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on the Company's financial statements for such years.

         The Company has provided KPMG with a copy of the foregoing disclosure and has requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. Attached as Exhibit 16.1 is a copy of KPMG's letter.

         Neither the Company nor anyone engaged on its behalf has consulted with BDO Seidman, LLP during the Company's two most recently completed fiscal years or during its current fiscal year with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) or Regulation S-K.

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