Form 10-Q
period 2003-06-30
AMISTAR CORP
filed 2003-07-31
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

     Yes [  ]    No [X]


There were 3,078,294 shares of common stock outstanding as of July 14, 2003.

                               AMISTAR CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
            Unaudited Condensed Balance Sheets............................... 3
            Unaudited Condensed Statements of Operations..................... 4
            Unaudited Statements of Cash Flows............................... 5
            Notes to the Unaudited Condensed Financial Statements ........... 6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........17
Item 4.  Controls and Procedures.............................................17

PART II  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.................18
Item 6.  Exhibits and Reports on Form 8-K....................................19

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
               (Unaudited and in thousands, except share data)


                                                        June 30,       Dec. 31,
                                                          2003           2002
                                                      -----------    -----------

ASSETS
Current assets:
   Cash and cash equivalents                          $    2,800     $    2,383
   Restricted cash                                            70            110
   Trade accounts receivable, net of
     reserves of $74 (2003) and $90 (2002)                 1,177          1,557
   Inventories, net                                        2,506          2,401
   Demonstration equipment                                    95             95
   Prepaid expenses                                           60            186
                                                      -----------    -----------
     Total current assets                                  6,708          6,732

Property and equipment, net                                3,852          3,991
Other assets                                                  50             56
                                                      -----------    -----------

                                                      $   10,610     $   10,779
                                                      ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $      216     $      220
   Accrued liabilities                                       543            378
   Industrial development bonds                            2,900          3,000
                                                      -----------    -----------
      Total current liabilities                            3,659          3,598
                                                      -----------    -----------

Shareholders' equity:
  Common stock, $.01 par value.  Authorized                   31             31
     20,000,000 shares; 3,078,394 and
     3,083,051 shares issued and
     outstanding at June 30, 2003 and
     Dec. 31, 2002, respectively
  Additional paid-in capital                               4,529          4,534
  Retained earnings                                        2,391          2,616
                                                      -----------    -----------
     Total shareholders' equity                            6,951          7,181
                                                      -----------    -----------

                                                      $   10,610     $   10,779
                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                                        AMISTAR CORPORATION
                                 Condensed Statements of Operations
                        (Unaudited and in thousands, except per share data)

                                              Three months ended             Six months ended
                                                    June 30,                      June 30,
                                              2003           2002           2003           2002
                                          ------------   ------------   ------------   ------------
Net sales                                 $     2,652    $     2,827    $     5,421    $     5,468

Cost of sales                                   2,135          2,658          4,366          5,139
                                          ------------   ------------   ------------   ------------

Gross profit                                      517            169          1,055            329
                                          ------------   ------------   ------------   ------------

Operating expenses:
  Selling                                         313            291            643            583
  General and administrative                      235            208            478            467
  Engineering, research and development            43            126            150            243
                                          ------------   ------------   ------------   ------------
                                                  591            625          1,271          1,293
                                          ------------   ------------   ------------   ------------

Operating loss                                    (74)          (456)          (216)          (964)

Other income (expense), net                        (4)             4             (7)            12
                                          ------------   ------------   ------------   ------------

Loss before income taxes                          (78)          (452)          (223)          (952)

Income tax expense (benefit)                        1              2              2           (396)
                                          ------------   ------------   ------------   ------------

Net loss                                  $       (79)   $      (454)   $      (225)   $      (556)
                                          ============   ============   ============   ============

Earnings (loss) per share-
   basic and diluted                      $     (0.03)   $     (0.15)   $     (0.07)   $     (0.18)
                                          ============   ============   ============   ============

Weighted average shares
   outstanding, basic and diluted               3,081          3,086          3,081          3,086
                                          ============   ============   ============   ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                                                 4

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)


                                                            Six months ended
                                                                 June 30,
                                                            2003         2002
                                                         ----------   ----------

Cash flows from operating activities:
  Net loss                                               $    (225)   $    (556)
  Adjustments to reconcile net loss to
    net cash provided (used) in operating activities:
    Depreciation and amortization                              183          296
    Changes in assets and liabilities:
      Trade accounts receivable, net                           380         (217)
      Inventories                                             (105)        (126)
      Income taxes receivable                                   --         (400)
      Demonstration equipment                                   --           54
      Prepaid expenses and other assets                        132          141
      Accounts payable and accrued liabilities                 161         (142)
                                                         ----------   ----------

Net cash provided (used) in operating activities               526         (950)
                                                         ----------   ----------

Cash flows from investing activities-
  Purchase of property and equipment                           (44)         (86)
                                                         ----------   ----------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                  (100)      (1,500)
  Decrease in restricted cash, net                              40        1,412
  Repurchase of common stock                                    (5)          (1)
                                                         ----------   ----------
Net cash used in financing activities                          (65)         (89)
                                                         ----------   ----------

Net increase (decrease) in cash and cash equivalents           417       (1,125)
Cash and cash equivalents, beginning of period               2,383        3,626
                                                         ----------   ----------
Cash and cash equivalents, end of period                 $   2,800    $   2,501
                                                         ==========   ==========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                          $      15    $      22
                                                         ==========   ==========
       Income taxes                                      $       3    $       5
                                                         ==========   ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)  BUSINESS AND CURRENT EVENTS

Notice from Stock Exchange
--------------------------

     The Company had received notice on October 4, 2002 that it was subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days.

     The Company subsequently received notice from Nasdaq on May 29, 2003 that it regained compliance with the minimum closing bid price requirement and as a result, is now in full compliance with the listing requirements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2003, its results of operations for the three and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002, respectively. The results of operations of the Company for the six-month period ended June 30, 2003 may not be indicative of future results. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $2,178 (2003) and $2,174 (2002):

                                      June 30                   Dec. 31,
                                       2003                       2002
                            -------------------------  -------------------------
                               AIA      AMS    Total      AIA      AMS    Total
                               ---      ---    -----      ---      ---    -----

Raw Material                $  334   $  730   $1,064   $  210   $  580   $  790
Work In Process                526      163      689      569      161      730
Finished Goods                 674       79      753      669      212      881
                            -------------------------  -------------------------
 Total                      $1,534   $  972   $2,506   $1,448   $  953   $2,401
                            =========================  =========================

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

                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                         2003      2002          2003      2002
                                        ------    ------        ------    ------
Weighted-average shares, basic          3,081     3,086         3,081     3,086

Dilutive effect of stock options           --        --            --        --
                                        ------    ------        ------    ------
Weighted-average shares-
    basic and diluted                   3,081     3,086         3,081     3,086
                                        ======    ======        ======    ======

     Options to purchase 83,000 and 73,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three and six months ended June 30, 2003, and June 30, 2002 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds, which is secured by substantially all the assets of the company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.17% during the quarter ending June 30, 2003. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004, and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At June 30, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

     The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a materially adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its industrial development bonds.

     The Company believes the bank will continue to forbear for the foreseeable future due to the Company's improvement in operating profit over the past eight quarters.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

     The Company believes that cash provided from operations and cash balances at June 30, 2003 will be adequate to support its operating and investing requirements for the next twelve-month period.

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, and Amistar Manufacturing Services ("AMS"), which encompasses electronics manufacturing services. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                  AIA
                                    -------------------------------
                                     UNITED
                                     STATES     FOREIGN      TOTAL       AMS     CORPORATE     TOTAL
------------------------------------------------------------------------------------------------------
Three months ended June 30, 2003

Net sales                           $   705    $     31    $   736    $ 1,916    $    --     $  2,652
                                    ========   =========   ========   ========   =========   =========
Depreciation and amortization            26          --         26         55           8          89
                                    ========   =========   ========   ========   =========   =========
Income/(Loss) from operations           (60)         (2)       (62)       (12)         --         (74)
                                    ========   =========   ========   ========   =========   =========
Total assets                          4,558          52      4,610      2,039       3,961      10,610
                                    ========   =========   ========   ========   =========   =========
Additions to long-lived assets            9          --          9         --          --           9
                                    ========   =========   ========   ========   =========   =========

THREE MONTHS ENDED JUNE 30, 2002

Net sales                           $   335    $     49    $   384    $ 2,443    $     --    $  2,827
                                    ========   =========   ========   ========   =========   =========
Depreciation and amortization            50          --         50         86          --         136
                                    ========   =========   ========   ========   =========   =========
Loss from operations                   (275)        (40)      (315)      (141)         --        (456)
                                    ========   =========   ========   ========   =========   =========
Total assets                          4,916          48      4,964      2,023       4,480      11,467
                                    ========   =========   ========   ========   =========   =========
Additions to long-lived assets           --          --         --         77           7          84
                                    ========   =========   ========   ========   =========   =========

SIX MONTHS ENDED JUNE 30, 2003

Net sales                           $ 1,298    $     67    $ 1,365    $ 4,056    $     --    $  5,421
                                    ========   =========   ========   ========   =========   =========
Depreciation and amortization            55          --         55        113          15         183
                                    ========   =========   ========   ========   =========   =========
Earnings (loss) from operations        (256)        (13)      (269)        53          --        (216)
                                    ========   =========   ========   ========   =========   =========
Additions to long-lived assets           44          --         44         --          --          44
                                    ========   =========   ========   ========   =========   =========

SIX MONTHS ENDED JUNE 30, 2002

Net sales                           $   684    $     88    $   772    $ 4,696    $     --    $  5,468
                                    ========   =========   ========   ========   =========   =========
Depreciation and amortization           110          --        110        186          --         296
                                    ========   =========   ========   ========   =========   =========
Earnings (loss) from operations        (543)        (70)      (613)      (351)         --        (964)
                                    ========   =========   ========   ========   =========   =========
Additions to long-lived assets            2          --          2         77           7          86
                                    ========   =========   ========   ========   =========   =========

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

         Warranty cost and accrual information is as follows for the three and six months ended June 30, 2003:

                                        Charged to
         Period            Beginning    costs and                  Balance at
        Beginning           Balance      expense     Deductions    6/30/2003
   -------------------     ---------    ---------    ----------    ---------

      3/31/2003            $ 45,876     $(20,185)     $     91     $ 25,782
                           =========    =========     =========    =========

     12/31/2002            $ 45,876     $(27,345)     $  7,251     $ 25,782
                           =========    =========     =========    =========

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Stock-Based Compensation
------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2003 and 2002 as follows ($ in thousands, except per share amounts):

                                             Three months ended      Six months ended
                                                  June. 30,              June 30,
                                              2003       2002        2003        2002
                                              ----       ----        ----        ----

Net loss - as reported                     $  (79)    $  (454)    $  (225)    $  (556)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                           --          --          --          --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                             (1)         (2)         (6)         (5)
                                           ----------------------   ---------------------
Pro forma net loss                         $     (80)   $   (456)   $   (231)   $   (561)
                                           ======================   =====================

Earnings (loss) per share:

Basic, as reported                         $   (0.03)   $  (0.15)   $  (0.07)   $  (0.18)

Diluted, as reported                       $   (0.03)   $  (0.15)   $  (0.07)   $  (0.18)

Basic, pro forma                           $   (0.03)   $  (0.15)   $  (0.07)   $  (0.18)

Diluted, pro forma                         $   (0.03)   $  (0.15)   $  (0.07)   $  (0.18)

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Stock option activity during the six months ending June 30, 2003 was as follows:

   (SHARES IN THOUSANDS)                         NUMBER          WEIGHTED AVERAGE        WEIGHTED FAIR
                                                OF SHARES         EXERCISE PRICE        VALUE PER SHARE
                                                ---------         --------------        ---------------
   Outstanding, Dec 31, 2002                        165,000     $           1.85

   Granted                                           86,000                 0.82                 0.59

   Exercised
                                                          -                    -

   Expired                                          (16,000)                2.75
                                              --------------    -----------------

   Outstanding, June 30, 2003                       235,000     $           1.41
                                              ==============    =================

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


                              RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002
Net Sales
---------

     Net sales for the three months ended June 30, 2003 were $2,652,000 compared to $2,827,000 for the same period in the prior year, a decrease of 6.2%. During the current quarter, the Amistar Industrial Automation ("AIA") division shipped one of its customized 100LP DataPlace labeler machines and five DataPlace Shaft Band Labeler machines, whereas no machines were shipped during the second quarter of 2002.

     The AIA division sales in the current quarter included a labeler machine to a customer in the life sciences industry and specialty equipment to customers in the veterinary products industry and the golf club assembly business. The Company expects to ship custom engineered machines based on orders that have been received, and are in production, in the third quarter of 2003 to a customer doing business in the eyeglass lens manufacturing industry.

     Sales of distributed circuit board assembly machine accessories and spare parts grew 568% over the second quarter of 2002, from $16,000 to $107,000, and 33% over the first quarter of 2003, from $80,000 to $107,000.

     The Amistar Manufacturing Services division ("AMS") sales declined 22% to $1,916,000 for the three months ended June 30, 2003, from $2,443,000 for the same period in 2002 primarily due to the absence of orders from customers who chose to move production off-shore. Sales also decreased 10% compared to the first quarter of 2003 due to a reduction in orders from a customer in the test equipment industry.

Gross Profit
------------

     Gross profit increased $348,000, or 206%, to $517,000 during the quarter ended June 30, 2003 compared to $169,000 in the same period in 2002. This increase was primarily due to the sale of one customized DataPlace machine and five Shaft Band Labelers in the second quarter of 2003, whereas in the second quarter of 2002 no machines were sold. Gross profit was also

                              AMISTAR CORPORATION

increased due to improved labor efficiencies in the manufacturing services division as well as lower costs of purchased components. During the current quarter, manufacturing services margins increased to 14.9% in the second quarter of 2003 from 8.1% in the second quarter of 2002.

Selling Expenses
----------------

     Selling expenses increased 7.6% in the current quarter from the second quarter of 2002, from $291,000 to $313,000 primarily to support the higher DataPlace machine sales.

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses increased 13%, from $208,000 in the second quarter of 2002 to $235,000 in the second quarter of 2003 primarily due to a reduction in the allowance for doubtful accounts during the second quarter of 2002.

Engineering, Research and Development Expenses
----------------------------------------------

     Research and development expenses decreased 66% in the current quarter over the same period in 2002, from $126,000 to $43,000. The engineering group provided billable engineering design services to a DataPlace machine customer and allocated $28,000 in engineering labor costs to work-in-process related to a design contract.

Income Taxes
------------

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the "Act") was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the three months ended March 31, 2002, which was partially offset by a $2,000 provision for the minimum tax liability to various states. No comparable benefit was available in the same period in 2003.

     A 100% valuation allowance was recorded against deferred tax assets.

FIRST SIX MONTHS OF 2003 COMPARED TO FIRST SIX MONTHS OF 2002
Net Sales
---------

     Net sales for the six months ended June 30, 2003 were $5,421,000 compared to $5,468,000 for the same period in the prior year, a decrease of 0.9%. During the first six months of 2003, the Amistar Industrial Automation ("AIA") division shipped two of its 100LP DataPlace labeler machines, one of its 1M DataPlace labeler machines, and five DataPlace shaft band labeler machines, whereas no machines were shipped during the first six months of 2002.

     The AIA division sales in the first six months included labeler machines to customers in the life sciences and electronics industries and specialty equipment to customers in the veterinary products industry, the food irradiation industry, and the golf club assembly business.

     Sales of distributed circuit board assembly machine accessories and spare parts grew 503% over the first six months of 2002, from $31,000 to $187,000.

                              AMISTAR CORPORATION

     The Amistar Manufacturing Services division ("AMS") sales declined 14% to $4,056,000 for the six months ended June 30, 2003, from $4,696,000 for the same period in 2002, primarily due to the absence of orders from customers who chose to move production offshore.

Gross Profit
------------

     Gross profit increased $726,000, or 221%, to $1,055,000 during the six months ended June 30, 2003 compared to $329,000 in the same period in 2002. This increase was primarily due to the sale of three DataPlace labeler machines and five Golf Shaft Band labelers in the first six months of 2003, whereas in the first six months of 2002 no machines were sold. Gross profit was also increased due to improved labor efficiencies in the manufacturing services division as well as lower costs of purchased components.

Selling Expenses
----------------

     Selling expenses increased 10% in the first six months of 2003 from the same period of 2002, from $583,000 to $643,000 primarily to support the higher DataPlace machine sales.

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses increased 2%, from $467,000 in the first six months of 2002 to $478,000 in the same period of 2003 primarily due to a reduction in the allowance for doubtful accounts during the second quarter of 2002.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses decreased 38% in the first six months of 2003 over the same period in 2002, from $243,000 to $150,000. The engineering group provided billable engineering design services to a DataPlace machine customer and allocated $28,000 in engineering labor costs to work-in-process related to a design contract.

Income Taxes
------------

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the "Act") was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the three months ended March 31, 2002, which was partially offset by a $4,000 provision for the minimum tax liability to various states. No comparable benefit was available in the same period in 2003.

     A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION
                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided from operating activities was $526,000 for the six months ended June 30, 2003, a $1,476,000 increase over the cash used in operating activities of $950,000 for the six months ended June 30, 2002. The improvement was due to a decreased loss, the collection of receivables, and an increase in the accrued payables primarily due to deposits made by customers for machine orders, and the timing of payroll tax payments.

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds, which is secured by substantially all the assets of the company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.17% during the quarter ending June 30, 2003. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004, and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At June 30, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2003. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

     The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a materially adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2003, and the Company would have adequate finances to fund its operating, investing and financing activities through 2003 under either scenario for repayment of its industrial development bonds.

                               AMISTAR CORPORATION

     The Company believes the bank will continue to forbear for the foreseeable future due to the Company's improvement in operating profit over the past eight quarters.

     The Company believes that cash provided from operations and cash balances at June 30, 2003 will be adequate to support its operating and investing requirements for the next twelve-month period.

New Accounting Pronouncements
-----------------------------

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

     In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at June 30, 2003 is comprised of $2,900,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.17% during the quarter ending June 30, 2003. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     On June 17, 2003, management conducted an evaluation, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management believes the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Since the date of management's evaluation of its internal disclosure controls there have been no significant changes in the Company's internal disclosure controls or in other factors

                               AMISTAR CORPORATION

that could significantly affect internal disclosure controls subsequent to the date the Company completed its evaluation.


PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company was held on May 7, 2003. Six directors were elected at the annual meeting for a term expiring at the 2004 Annual Meeting. The votes were recorded as follows:

-------------------    ---------   -----------   ----------   ---------    ---------    ---------
                       Stuart C.   Dr. Sanford   William W.   Gordon S.     Carl C.     Howard C.
                         Baker     B. Ehrlich      Holl       Marshall      Roecks        White
-------------------    ---------   -----------   ----------   ---------    ---------    ---------
Votes For              3,022,661    3,029,661    3,019,328    3,022,661    3,022,661    3,029,661
-------------------    ---------    ---------    ---------    ---------    ---------    ---------

Votes Against               ____         ____         ____         ____         ____         ____
-------------------    ---------    ---------    ---------    ---------    ---------    ---------

Votes withheld            11,983        4,383       14,716       11,983       11,983        4,383
-------------------    ---------    ---------    ---------    ---------    ---------    ---------

Total Votes            3,034,644    3,034,644    3,034,644    3,034,644    3,034,644    3,034,644
-------------------    ---------    ---------    ---------    ---------    ---------    ---------

NOTICE FROM STOCK EXCHANGE

     The Company had received notice on October 4, 2002 that it was subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days.

     The Company subsequently received notice from Nasdaq on May 29, 2003 that it regained compliance with the minimum closing bid price requirement and as a result, is now in full compliance with the listing requirements.

                               AMISTAR CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
                    99.1 Certification of President and Chief Financial Officer
         (b) Reports on form 8-K:
                    Change in Registrant's Certifying Accountant

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

Dated: July 31, 2003

                              AMISTAR CORPORATION


                              By /s/ Gregory D. Leiser
                              ---------------------------------
                              Gregory D. Leiser
                              Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Stuart C. Baker, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the three and six-months ended June 30, 2003;

2) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which the quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 31, 2003

                                             By: /s/ Stuart C. Baker
                                                 --------------------------
                                             Name: Stuart C. Baker
                                             Title: President

I, Gregory D. Leiser, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the three and six-months ended June 30, 2003;

2) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 31, 2003

                                                  By: /s/ Gregory D. Leiser
                                                      --------------------------
                                                  Name: Gregory D. Leiser
                                                  Title: Chief Financial Officer