Form 10-Q
period 2003-09-30
AMISTAR CORP
filed 2003-10-28
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

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

     Yes [ ]    No [X]


There were 3,078,294 shares of common stock outstanding as of October 22, 2003.

                               AMISTAR CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Unaudited Condensed Balance Sheets....................................3
         Unaudited Condensed Statements of Operations..........................4
         Unaudited Statements of Cash Flows....................................5
         Notes to the Unaudited Condensed Financial Statements ................6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18
Item 4.  Controls and Procedures..............................................18

PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.....................................19

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                 (Unaudited and in thousands, except share data)

                                                         Sep. 30,       Dec. 31,
                                                           2003           2002
                                                         --------       --------
ASSETS
Current assets:
   Cash and cash equivalents                             $ 2,731        $ 2,383
   Restricted cash                                           100            110
   Trade accounts receivable, net of
     reserves of $75 (2003) and $94 (2002)                 1,410          1,557
   Inventories, net                                        2,644          2,401
   Demonstration equipment                                    55             95
   Prepaid expenses                                          106            186
                                                         --------       --------
     Total current assets                                  7,046          6,732

Property and equipment, net                                3,824          3,991
Other assets                                                  45             56
                                                         --------       --------

                                                         $10,915        $10,779
                                                         ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   301        $   220
   Accrued liabilities                                       799            378
   Industrial development bonds                            2,900          3,000
                                                         --------       --------
      Total current liabilities                            4,000          3,598
                                                         --------       --------

Shareholders' equity:
  Common stock, $.01 par value.  Authorized                   31             31
     20,000,000 shares; 3,078,294 and
     3,083,051 shares issued and
     outstanding at Sep. 30, 2003 and
     Dec. 31, 2002, respectively
  Additional paid-in capital                               4,529          4,534
  Retained earnings                                        2,355          2,616
                                                         --------       --------
     Total shareholders' equity                            6,915          7,181
                                                         --------       --------

                                                         $10,915        $10,779
                                                         ========       ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.


                                         AMISTAR CORPORATION
                                 Condensed Statements of Operations
                         (Unaudited and in thousands, except per share data)

                                               Three months ended          Nine months ended
                                                    Sep. 30,                    Sep. 30,
                                               2003          2002          2003          2002
                                             --------      --------      --------      --------
Net sales                                    $ 3,125       $ 2,844       $ 8,546       $ 8,312

Cost of sales                                  2,556         2,505         6,922         7,644
                                             --------      --------      --------      --------

Gross profit                                     569           339         1,624           668
                                             --------      --------      --------      --------

Operating expenses:
  Selling                                        319           339           962           922
  General and administrative                     248           268           726           735
  Engineering, research and development           35           123           185           366
                                             --------      --------      --------      --------
                                                 602           730         1,873         2,023
                                             --------      --------      --------      --------

Operating loss                                   (33)         (391)         (249)       (1,355)

Other income (expense), net                       (2)           16            (9)           28
                                             --------      --------      --------      --------

Loss before income taxes                         (35)         (375)         (258)       (1,327)

Income tax expense (benefit)                       1             2             3          (394)
                                             --------      --------      --------      --------

Net loss                                     $   (36)      $  (377)      $  (261)      $  (933)
                                             ========      ========      ========      ========

Loss per share-
   basic and diluted                         $ (0.01)      $ (0.12)      $ (0.08)      $ (0.30)
                                             ========      ========      ========      ========

Weighted average shares
   outstanding, basic and diluted              3,078         3,085         3,080         3,086
                                             ========      ========      ========      ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)


Nine months ended Sep. 30,                                  2003          2002
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                $  (261)      $  (933)
  Adjustments to reconcile net loss to
    net cash provided (used) in operating activities:
    Depreciation and amortization                             267           429
    Changes in assets and liabilities:
      Trade accounts receivable, net                          147          (351)
      Inventories                                            (243)          (16)
      Demonstration equipment                                  40           104
      Prepaid expenses and other assets                        91           113
      Accounts payable and accrued liabilities                502           (40)
                                                          --------      --------

Net cash provided (used) in operating activities              543          (694)
                                                          --------      --------

Cash flows from investing activities-
  Purchase of property and equipment                         (100)         (144)
                                                          --------      --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                 (100)       (1,500)
  Decrease in restricted cash, net                             10         1,382
  Repurchase of common stock                                   (5)           (1)
                                                          --------      --------
Net cash used in financing activities                         (95)         (119)
                                                          --------      --------

Net increase (decrease) in cash and cash equivalents          348          (957)
Cash and cash equivalents, beginning of period              2,383         3,626
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 2,731       $ 2,669
                                                          ========      ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                           $    22       $    32
                                                          ========      ========
       Income taxes                                       $     4       $     5
                                                          ========      ========


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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2003, its results of operations for the three and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine month period ended September 30, 2003 and 2002, respectively. The results of operations of the Company for the nine-month period ended September 30, 2003 may not be indicative of future results. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 26, 2003.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $2,056 (2003) and $2,174 (2002):

                                 Sep. 30                            Dec. 31,
                                   2003                               2002
                     -------------------------------     -------------------------------
                       AIA         AMS        TOTAL        AIA         AMS        TOTAL
                       ---         ---        -----        ---         ---        -----
Raw Material         $  274      $  727      $1,001      $  210      $  580      $  790
Work In Process         716         244         960         569         161         730
Finished Goods          632          51         683         669         212         881
                     -------------------------------     -------------------------------
 Total               $1,622      $1,022      $2,644      $1,448      $  953      $2,401
                     ===============================     ===============================


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

                                             Three months ended                 Nine months ended
                                                  Sep. 30,                          Sep. 30,
                                            2003            2002              2003            2002
                                       --------------- ---------------   --------------- ----------------
 Weighted-average shares, basic                 3,078           3,085             3,080            3,086

 Dilutive effect of stock options                   -               -                 -                -
                                       --------------- ---------------   --------------- ----------------
 Weighted-average shares-
     basic and diluted                          3,078           3,085             3,080            3,086
                                       =============== ===============   =============== ================


     Options to purchase 81,000 and 5,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2003, and September 30, 2002 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds, which are secured by substantially all the assets of the company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.02% during the quarter ending September 30, 2003. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004, and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At September 30, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through March 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

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

     The Company believes the bank will continue to forbear for the foreseeable future due to the Company's improvement in operating results over the past nine quarters and considering the two consecutive quarters of positive EBITDA.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

     The Company believes that cash provided from operations and cash balances at September 30, 2003 will be adequate to support its operating and investing requirements for the next twelve-month period.

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

                                                     AIA
                                    -------------------------------------
                                       UNITED
                                       STATES       FOREIGN      TOTAL           AMS        CORPORATE     TOTAL
------------------------------------------------------------------------------------------------------  ----------
THREE MONTHS ENDED SEP. 30, 2003

Net sales                             $    733       $  77      $    810       $  2,315       $  --      $  3,125
                                      =========      ======     =========      =========      ======     =========
Depreciation and amortization               22          --            22             55           7            84
                                      =========      ======     =========      =========      ======     =========
Loss from operations                       (27)         (7)          (34)             1          --           (33)
                                      =========      ======     =========      =========      ======     =========
Total assets                             4,775          41         4,816          2,135       3,964        10,915
                                      =========      ======     =========      =========      ======     =========
Additions to long-lived assets              10          --            10             46          --            56
                                      =========      ======     =========      =========      ======     =========

THREE MONTHS ENDED SEP. 30, 2002

Net sales                             $    491       $   2      $    493       $  2,351       $  --      $  2,844
                                      =========      ======     =========      =========      ======     =========
Depreciation and amortization               49          --            49             84          --           133
                                      =========      ======     =========      =========      ======     =========
Loss from operations                      (246)         (2)         (248)          (143)         --          (391)
                                      =========      ======     =========      =========      ======     =========
Total assets                             4,798          47         4,845          1,975       4,372        11,192
                                      =========      ======     =========      =========      ======     =========
Additions to long-lived assets              12          --            12             15          31            58
                                      =========      ======     =========      =========      ======     =========

NINE MONTHS ENDED SEP. 30, 2003

Net sales                             $  2,031       $ 144      $  2,175       $  6,371       $  --      $  8,546
                                      =========      ======     =========      =========      ======     =========
Depreciation and amortization               77          --            77            168          22           267
                                      =========      ======     =========      =========      ======     =========
Loss from operations                      (283)        (20)         (303)            54          --          (249)
                                      =========      ======     =========      =========      ======     =========
Additions to long-lived assets              54          --            54             46          --           100
                                      =========      ======     =========      =========      ======     =========

NINE MONTHS ENDED SEP. 30, 2002

Net sales                             $  1,175       $  90      $  1,265       $  7,047       $  --      $  8,312
                                      =========      ======     =========      =========      ======     =========
Depreciation and amortization              159          --           159            270          --           429
                                      =========      ======     =========      =========      ======     =========
Loss from operations                      (789)        (72)         (861)          (494)         --        (1,355)
                                      =========      ======     =========      =========      ======     =========
Additions to long-lived assets              14          --            14             92          38           144
                                      =========      ======     =========      =========      ======     =========

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

     Warranty cost and accrual information is as follows for the three and nine months ended Sep. 30, 2003:

                                   Charged to
      Period         Beginning     costs and                       Balance at
     Beginning        Balance       expense        Deductions       9/30/2003
    -----------      ---------     ---------      -------------     ---------

      6/30/2003      $ 25,782      $  6,485       $         --      $ 32,267
                     =========     =========      =============     =========

     12/31/2002      $ 45,876      $(20,860)      $      7,251      $ 32,267
                     ========      ========       ============      ========

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


Stock-Based Compensation
------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2003 and 2002 as follows ($ in thousands, except per share amounts):

                                             Three months ended     Nine months ended
                                                   Sep. 30,             Sep. 30,
                                               2003       2002       2003      2002
                                               ----       ----       ----      ----
Net loss - as reported                       $   (36)  $  (377)   $  (261)  $   (933)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                              --        --         --         --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                             (1)       (3)       (7)        (8)
                                             ------------------   -------------------
Pro forma net loss                           $   (37)  $  (380)   $  (268)  $   (941)
                                             ==================   ===================

Earnings (loss) per share:

Basic, as reported                           $ (0.01)  $ (0.12)   $ (0.08)  $ (0.30)

Diluted, as reported                         $ (0.01)  $ (0.12)   $ (0.08)  $ (0.30)

Basic, pro forma                             $ (0.01)  $ (0.12)   $ (0.09)  $ (0.31)

Diluted, pro forma                           $ (0.01)  $ (0.12)   $ (0.09)  $ (0.31)

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Stock option activity during the nine months ending September 30, 2003 was as follows:

                                  NUMBER    WEIGHTED AVERAGE    WEIGHTED FAIR
   (SHARES IN THOUSANDS)        OF SHARES    EXERCISE PRICE    VALUE PER SHARE
   ---------------------        ---------    --------------    ---------------

Outstanding, Dec 31, 2002        165,000       $    1.85


Granted                           86,000            0.82            0.45


Exercised                             --              --


Expired                          (16,000)           2.75
                               ----------      ----------


Outstanding, Sep. 30, 2003       235,000       $    1.41
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



                              RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002
Net Sales
---------

     Net sales for the three months ended September 30, 2003 were $3,125,000 compared to $2,844,000 for the same period in the prior year, an increase of 9.9%. The sales growth was primarily from an increase in AIA sales.

     During the current quarter, the Amistar Industrial Automation ("AIA") division shipped two of its 100LP DataPlace machines and one of its DataPlace 1M machines, compared to one DataPlace 1M machine and one shaft band labeler sold during the third quarter of 2002.

     Sales of AIA custom factory automation and other products in the third quarter of 2003 primarily included animal carrier products, whereas in the third quarter of 2002 sales included primarily machine shop services. The AIA division has in production four custom engineered machines to fulfill a contract received from a customer doing business in the eyeglass lens manufacturing industry. These machines are required to be delivered in the fourth quarter of 2003.

     Sales of distributed circuit board assembly machine accessories and spare parts grew 37% over the third quarter of 2002, from $92,000 to $126,000, and 58% over the first quarter of 2003, from $80,000 to $126,000. Management believes the increase is the result of greater utilization of older model machines in the field.

     The Amistar Manufacturing Services division ("AMS") sales declined 1.6% to $2,315,000 for the three months ended September 30, 2003, from $2,351,000 for the same period in 2002 primarily due to the absence of orders from customers who chose to move production off-shore but mostly offset by growth in orders from existing customers. However, third quarter sales increased 21% from the second quarter sales of $1,916,000 partially due to the addition of a new customer in the bank security business and from increased sales to existing customers.

                               AMISTAR CORPORATION
Gross Profit
------------

     Gross profit increased $230,000, or 68%, to $569,000 during the quarter ended September 30, 2003 compared to $339,000 in the same period in 2002. This increase was due primarily to increased sales which included a more favorable mix of higher margin products, improved factory utilization, and improved labor efficiencies in the manufacturing services division as well as lower costs of purchased components. During the current quarter, manufacturing services margins increased to 14.2% in the third quarter of 2003 from 11.1% in the third quarter of 2002. AIA margins increased to 29.6% in the third quarter of 2003 from 15.7% in the third quarter of 2002.

Selling Expenses
----------------

     Selling expenses decreased 5.9% in the current quarter from the third quarter of 2002, from $339,000 to $319,000 primarily due to a reduction in AMS sales and marketing personnel in 2002 and a reduction of sales generated by commissioned representatives.

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses decreased 7.5%, from $268,000 in the third quarter of 2002 to $248,000 in the third quarter of 2003 primarily due to a reduction in consulting fees related to a business development effort.


Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses decreased 72% in the current quarter over the same period in 2002, from $123,000 to $35,000. The primary utilization of the engineering staff has been in support of custom factory engineering design activities. The engineering group provided billable engineering design services and allocated $59,000 in engineering labor costs to work-in-process inventory related to a design contract in the third quarter of 2003, most of which is expected to be complete in the fourth quarter of 2003.


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

                               AMISTAR CORPORATION

FIRST NINE MONTHS OF 2003 COMPARED TO FIRST NINE MONTHS OF 2002
Net Sales
---------

     Net sales for the nine months ended September 30, 2003 were $8,546,000 compared to $8,312,000 for the same period in the prior year, an increase of 2.8%. The decrease in AMS sales was offset mostly by an increase in AIA sales.

     During the first nine months of 2003, the Amistar Industrial Automation ("AIA") division shipped four of its DataPlace 100LP machines, two of its DataPlace 1M machines, and five DataPlace shaft band labeler machines where one 1M, one 100LP, and one Shaft Band Labeler machines were shipped during the first nine months of 2002.

     The AIA custom factory automation division sales in the first nine months included sales of specialty equipment to customers in the veterinary products industry, the food irradiation industry, and the golf club assembly business.

     Sales of distributed circuit board assembly machine accessories and spare parts grew 154% over the first nine months of 2002, from $123,000 to $313,000. The Company resumed its role as the primary North American distributor in 2003 and management believes the increase is the result of greater utilization of older model machines in the field.

     The Amistar Manufacturing Services division ("AMS") sales declined 9.6% to $6,370,000 for the nine months ended September 30, 2003, from $7,047,000 for the same period in 2002, primarily due to the absence of orders from customers who chose to move production offshore and partially offset by increased orders from existing customers.

Gross Profit
------------

     Gross profit increased $957,000, or 143%, to $1,624,000 during the nine months ended September 30, 2003 compared to $668,000 in the same period of 2002. This increase was primarily due to the sale of six DataPlace labeler machines and five Golf Shaft Band labelers in the first nine months of 2003, where only one DataPlace labeler machine and one Golf Shaft Band labeler were shipped during the first nine months of 2002. The increase in gross profit was also partially due to the improved factory utilization in the AIA division.

     Gross profit was also increased due to improved labor efficiencies in the manufacturing services division as well as lower costs of purchased components.

Selling Expenses
----------------

     Selling expenses increased 4.3% in the first nine months of 2003 from the same period of 2002, from $922,000 to $962,000 primarily due to the reassignment of AIA personnel in the first quarter, higher field service costs, a lower portion of field service expenses allocable to billable activities, and lower warranty costs. These higher AIA costs were offset by a decrease in AMS sales and marketing expenses due to a reduction in sales personnel and lower promotion expenses.

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses decreased 1%, from $735,000 in the first nine months of 2002 to $726,000 in the same period of 2003 primarily due to a reduction in the consulting fees incurred during the second and third quarters of 2003 and partially offset by a decrease in the allowance for bad debts during the nine months ended September 2002.

                               AMISTAR CORPORATION


Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses decreased 49% in the first nine months of 2003 over the same period in 2002, from $366,000 to $185,000. The engineering group provided billable engineering design services and allocated $91,000 in engineering labor costs to work-in-process inventory related to a design contract in the third quarter of 2003. The decrease was also partly due to a reduction of personnel in 2002.

Income Taxes
------------

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the "Act") was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized a $400,000 carry-back refund benefit and receivable during the three months ended March 31, 2002, which was partially offset by a $6,000 provision for the minimum tax liability to various states. No comparable benefit was available in the same period in 2003.

     A 100% valuation allowance was recorded against deferred tax assets.


                               AMISTAR CORPORATION
                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided from operating activities was $543,000 for the nine months ended September 30, 2003, a $1,237,000 increase over the cash used in operating activities of $694,000 for the nine months ended September 30, 2002. The improvement was due to a decreased loss and an increase in the accrued payables primarily due to deposits made by customers for machine orders and partially offset by an increase in inventory to support a new AMS costumer.

     The Company maintains a letter of credit from its bank in support of the $2,900,000 industrial development bonds, which are secured by substantially all the assets of the company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.02% during the quarter ending September 30, 2003. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The first payment of $100,000 was made on January 21, 2003. The terms of the Reimbursement Agreement require the Company to make annual payments of $120,000 during 2003 and 2004, and the balance of $2,760,000 in 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At September 30, 2003, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through March 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to

                               AMISTAR CORPORATION

meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance has been classified as a current liability in the accompanying balance sheets.

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

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2003 or 2004, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 under either scenario for repayment of its industrial development bonds.

     The Company believes the bank will continue to forbear for the foreseeable future due to the Company's improvement in operating profit over the past eight quarters and considering the two consecutive quarters and nine months of positive EBITDA.

     The Company believes that cash provided from operations and cash balances at September 30, 2003 will be adequate to support its operating and investing requirements for the next twelve-month period.



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

                               AMISTAR CORPORATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company's long-term debt at September 30, 2003 is comprised of $2,900,000 Industrial Development bonds. The bonds mature in December 2005, and accrue interest at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.02% during the quarter ending September 30, 2003. An immediate 10% increase in the weighted-average interest rate would not have a material impact on the Company's financial position or results of operations.


ITEM 4. CONTROLS AND PROCEDURES

     On September 25, 2003, management conducted an evaluation, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management believes the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Dated: October 24, 2003

                                                     AMISTAR CORPORATION


                                                     By /s/ Gregory D. Leiser
                                                     ---------------------------
                                                     Gregory D. Leiser
                                                     Vice President Finance and
                                                     Chief Financial Officer
                                                     (Principal  Financial and
                                                     Accounting Officer)

                                 CERTIFICATIONS

I, Stuart C. Baker, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the three and nine-months ended September 30, 2003;

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

Dated:  October 24, 2003

                                                  By: /s/ Stuart C. Baker
                                                      --------------------------
                                                  Name: Stuart C. Baker
                                                  Title: President

I, Gregory D. Leiser, certify that:

1) I have reviewed this quarterly report on Form 10-Q for the three and nine-months ended September 30, 2003;

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

Dated:  October 24, 2003

                                                  By: /s/ Gregory D. Leiser
                                                      --------------------------
                                                  Name: Gregory D. Leiser
                                                  Title: Chief Financial Officer