Form 10-K
period 2003-12-31
AMISTAR CORP
filed 2004-03-30
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the fiscal year ended December 31, 2003
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from _______ to _______
Commission file number 0-13403

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES |X| NO__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
                                 YES __ NO |X|

      Aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2003: $1,697,000.

      The number of shares outstanding of registrant's Common Stock as of March 4, 2004: 3,080,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the following document are incorporated
                    by reference in Part III of this report:
    Definitive Proxy Statement for Annual Meeting of Shareholders to be held
         May 5, 2004 filed with the Securities and Exchange Commission.

                               AMISTAR CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I
 1.    Business...............................................................3
 2.    Properties.............................................................6
 3.    Legal Proceedings......................................................6
 4.    Submission of Matters to a Vote of Security Holders....................6

PART II
 5.    Market for Registrant's Common Stock and Related Stockholder Matters...8
 6.    Selected Financial Data................................................9
 7.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations ................................................10
 7a.   Quantitative and Qualitative Disclosures About Market Risk ...........19
 8.    Financial Statements and Supplementary Data...........................20
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................39
 9a    Controls and Procedures...............................................39

PART III
10.    Directors and Executive Officers of the Registrant....................40
11.    Executive Compensation................................................40
12.    Security Ownership of Certain Beneficial Owners and Management........40
13.    Certain Relationships and Related Transactions........................40
14.    Principal Accountant Fees and Services................................40

PART IV
15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......41

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

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.amistar.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. We meet the requirements of Regulation S-B to file as a small business issuer and will file our annual and quarterly reports for the 2004 fiscal year on Form 10-KSB and Form 10-QSB.

ITEM 1. BUSINESS

      Amistar Corporation (the "Company") provides industrial automation solutions primarily for manufacturers and contract-manufacturing services to companies who outsource the manufacturing of their electronic products. The Company designs, develops, manufactures, distributes, markets and services a variety of automated equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. In addition, the Company provides design and manufacturing resources to create customized factory automation equipment according to customer's specification in a broad range of industries.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: Industrial Automation ("AIA"), which encompasses the design, manufacture and distribution of assembly machines, related accessories, other specialty equipment and products, and Amistar Manufacturing Services ("AMS") which provides contract manufacturing services. Prior to December 31, 2001, AIA was named the "machine products division" with "AIA" formerly the title of the factory automation unit. The Company decided that "AIA" is a more appropriate title for both the machine products area and customized factory automation. Information concerning the Company's operations for the two segments is found in note 9 to the financial statements.

Amistar Industrial Automation (AIA)
-----------------------------------

      Amistar Industrial Automation, a division of Amistar, provides factory automation solutions by offering its own proprietary machine products, distributing circuit board assembly machine products, designing and manufacturing specialty products, and by providing customized factory automation design and manufacturing.

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

      The Company distributes a line of surface mount assembly ("SMD") machines, accessories and spare parts from its Japanese supplier, i-Pulse, on a non-exclusive basis in North America.

      During 2000, the Company's Japanese supplier of surface mount assembly machines sold its operations to a competitor, leaving the Company without a source of surface mount assembly machines until the fourth quarter of 2002. During 2001 and most of 2002, the AIA Division focused its selling efforts as an original manufacturer of automatic label application machines for the electronics manufacturing industry. During the fourth quarter of 2002, i-Pulse, a division of Yamaha Motor Company, Ltd. and the Company reached an informal agreement, which was formalized on October 28, 2003, by which the Company agreed to resume its role as distributor of Yamaha Motor's SMD products to North America on a non-exclusive basis.

Customized Factory Automation and Specialty Products
----------------------------------------------------

      During 2001, the Company launched a new business initiative to utilize its core strengths more effectively in the design, manufacture, and service of customized factory automation equipment and specialty products for other companies. Sales in 2001 included an order to provide final engineering design and manufacturing of automation equipment for a major golf sports equipment manufacturer. During 2002, the Company expanded its technological capability by providing customized design or equipment to customers in the eyeglass lens, golf club assembly, veterinary, and luggage tagging industries. The Company now provides customized design or equipment to customers in a wide range of industries and applications.

Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract manufacturing services to OEMs in various industries, such as medical, computer peripherals, instrumentation, audio/video, industrial test and controls, data networking, telecommunications and security. The Company offers a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, various levels of testing, final product assembly, enclosure and systems build, distribution and warranty depot support.

Product Development
-------------------

      The Company's products are marketed to industries that are subject to rapid technological change and increasingly complex methods of manufacturing. The Company's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company has been committed to the continuing enhancement of its current products to allow their use in a wider variety of applications, and the development of new products and services to further reduce customer labor costs and increase manufacturing efficiencies.

      During 2003, 2002 and 2001, the Company's engineering, research and development expenses were approximately $235,000, $440,000 and $843,000, respectively. During 2001, the engineering group focused on DataPlace 1M machine cost reduction, customization orders for both models of the DataPlace machines, and provided customized factory automation engineering services. During 2002, the engineering group focused on development of a laser technology for product identification, development of a golf shaft labeling machine (the DataPlace SBL) and provided engineering services for customized factory automation equipment and specialty products. During 2003, the engineering group focused primarily on providing billable custom factory engineering design services and as a result, had less activity in the proprietary product development area compared to prior years. Management is currently conducting market studies and evaluating additional research and development projects for 2004.

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




Dependence on Significant Customers
-----------------------------------

      During 2003, sales of $2,666,000 (or 22% of total sales) were made to Merit Medical Systems, Inc, $1,877,000 (or 16% of total sales) were made to Signet Scientific, and $1,573,000 (or 13% of total sales) were made to Chad Therapeutics. During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. Sales to all the above customers were from the AMS division.

Foreign Sales
-------------

      A portion of the Company's machine sales has been traditionally to foreign customers. Profitability and product mix of foreign machine sales generally are comparable to domestic sales. During 2003, 2002, and 2001, the Company's sales were primarily to domestic customers. The Company is subject to international trade risks including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years.

(Dollars in thousands)           2003            2002             2001
                          ----------------  ---------------  ---------------

United States              $11,708    97%   $10,682    96%   $13,356    98%
Europe                         179     2%       184     2%       211     2%
Asia                           162     1%       183     2%        36    --
Other                           34    --         30    --         56    --
                          ---------  -----  --------  -----  --------  -----
TOTALS                     $12,083   100%   $11,079   100%   $13,659   100%
                          =========  =====  ========  =====  ========  =====

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in note 9 to the financial statements.

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

Suppliers
---------

MACHINE MANUFACTURING
---------------------

      The Company's machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts.

      Those parts of the Company's products that are not manufactured directly by the Company are purchased from outside vendors. Most parts are available from more than one supplier. While certain parts presently are purchased from single sources, the Company believes it would be able to locate additional sources for such parts without a material adverse effect on its business. The Company has never experienced a major production delay due to a materials shortage or the loss of a single-source for its material.

CONTRACT MANUFACTURING
----------------------

      The Company's ability to generate contract manufacturing service revenues is dependent upon the availability of electronic components. Electronic components are supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During 2003 and 2002, due to soft economic conditions, electronic components generally were available from suppliers at acceptable pricing. During portions of 2001, certain electronic components were available from distributors on an allocated basis. Distributor allocations can cause either interruption in supply to the Company or increased costs, or both. In the event component supply is available only through secondary suppliers, the Company also may experience limitations on availability in addition to increased costs.

Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component placement, label placement, or factory automation equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic label placement machine competitors are Nortek Automation, Inc. and Computype, Inc.

      The Company believes that the key factors affecting the choice of label placement, circuit board assembly and custom factory automation machines are reliability, placement speed, responsive service, ability to detect errors, range of placement, ease of programming and operation, integration with ERP systems, and price.




      There are numerous companies, of various sizes and geographic reach, which provide contract design, machine manufacturing or assembly services to companies that sell electronic and other products, none of which the Company considers being a prime competitor.

Backlog
-------

      Customer machine order lead times are usually short. Current customer practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period while on loan. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for contract manufacturing vary. The backlog at December 31, 2003 was $3,936,000 all of which is expected to ship during the next 12 months. The AIA and AMS divisions had backlog at December 31, 2003 of $433,000 and $3,503,000 respectively. Total Company backlog was $3,042,000 at December 31, 2002. The AIA and AMS divisions had backlog at December 31, 2002 of $112,000 and $2,930,000, respectively. In the event the Company is unable to ship on the purchase order due date, the Company would not incur any contractual damages other than the potential damage to a customer relationship.

Intellectual Property
---------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. As of December 31, 2003, the Company has been issued and maintains nine United States patents relating to mature products. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------

      As of February 6, 2004, the Company had 87 full-time employees. Of the total employees, 65 were employed in manufacturing, 8 in sales, marketing, and service, 4 in engineering and product development and 10 in information systems, administration, and finance. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

      The Company's headquarters, principal administration, automation machine manufacturing, contract manufacturing services, and research and development offices are located in an 80,000 square foot building completed in April of 1987. The Company owns the building and 5.6 acres of land on which the building is located in San Marcos, California.

      The Company leases, but no longer occupies, a 14,000 square foot facility in Anaheim, California. On January 22, 2001, the Company entered into an agreement extending the lease for an additional term of five years, expiring in March 2006, at a current monthly rental rate of $8,911. In November 2001, the Anaheim facility was subleased to a sub-tenant for a term beginning December 2001 and expiring March 2006, at an average monthly rental rate of $9,137 for 49 months, in addition to a three-month free rent period.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not aware of any material pending legal proceedings involving the Company or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS AND DIRECTORS

                 Name              Age                     Title
                 ----              ---                     -----

        Stuart C. Baker             72   Chairman of the Board and President
        Dr. Sanford B. Ehrlich      52   Director, (audit and compensation committee)
        William W. Holl             73   Secretary, Treasurer and Director
        Gordon S. Marshall          84   Director, (audit and compensation (Chair) committee)
        Carl C. Roecks              70   Director
        Howard C. White             63   Director,  (audit (Chair) and compensation committee)
        Daniel C. Finn              47   Vice President and General Manager-AIA Division
        Tod N. Kilgore              46   Vice President of Sales and Marketing-AMS Division
        Gregory D. Leiser           47   Vice President of Finance and Chief Financial Officer
        Harry A. Munn               53   Vice President and General Manager-AMS Division

      Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971 and as Chairman of the Board since 1993.

      Dr. Ehrlich, appointed Director in 2000, has held the position of Associate Professor of Management at the College of Business Administration at San Diego State University, and as the Executive Director of the school's Entrepreneurial Management Center since 1997. Dr. Ehrlich holds a Directorship at Deep Sky Software, Inc. In addition, Dr. Ehrlich also provides management consulting services.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      From May 1984, when Amistar had its initial public offering, until June 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. From June 18, 1985 until January 1999, the Company's stock was traded on the NASDAQ/NMS (National Market System); since January 1999, the stock has traded on the NASDAQ/SC (Small Cap market system). The following table reflects the closing prices per share during the last two years. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily reflect actual transactions.

                    Quarter ended              High*             Low*
                  -----------------         ---------          --------
                     Mar. 31, 2003          $   1.16           $  0.68
                     Jun. 30, 2003          $   1.20           $  0.84
                     Sep. 30, 2003          $   1.58           $  0.88
                     Dec. 31, 2003          $   2.41           $  1.62

                     Mar. 31, 2002          $   1.55           $  1.05
                     Jun. 30, 2002          $   1.49           $  0.83
                     Sep. 30, 2002          $   1.23           $  0.65
                     Dec. 31, 2002          $   0.90           $  0.20

                * The prices indicated are as reported by NASDAQ.

      The Company had approximately 95 registered shareholders of record on December 31, 2003. This number does not include beneficial owners of the Company's common stock, which is held in nominee or "street" name accounts.

      During the last two fiscal years, the Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock to its shareholders in the foreseeable future.

Notice from Stock Exchange
--------------------------

      The Company received notice from NASDAQ on May 29, 2003 that it regained compliance with the minimum closing bid price requirement after previously receiving notice on October 4, 2002 that it was subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company currently is in full compliance with the listing requirements.

ITEM 6.  SELECTED FINANCIAL DATA
Statements of Operations Data:

                                                                    Year Ended December 31,
                                              --------------------------------------------------------------------
                                                             (In thousands, except per share data)
                                                2003            2002          2001           2000          1999
                                              ---------      ---------      ---------      ---------     ---------

Net sales                                     $ 12,083       $ 11,079       $ 13,659       $ 18,519      $ 15,071
Cost of sales                                    9,856          9,903         12,998         13,784        13,647
                                              ---------      ---------      ---------      ---------     ---------
Gross profit                                     2,227          1,176            661          4,735         1,424
                                              ---------      ---------      ---------      ---------     ---------

Operating expenses:
     Selling                                     1,315          1,243          1,674          2,093         2,764
     General & administrative                    1,013          1,012          1,400            752         2,067
     Engineering, research & development           236            440            843          1,161         1,197
                                              ---------      ---------      ---------      ---------     ---------
                                                 2,564          2,695          3,917          4,006         6,028
                                              ---------      ---------      ---------      ---------     ---------

Income (loss) from operations                     (337)        (1,519)        (3,256)           729        (4,604)
Other income (expense):
     Interest, net                                  (8)            20             94            111           (43)
     Other                                           0              6              6              8             6
                                              ---------      ---------      ---------      ---------     ---------

Earnings (loss) before income taxes               (345)        (1,493)        (3,156)           848        (4,641)
Income tax expense (benefit)                         4           (394)           (66)             9           196
                                              ---------      ---------      ---------      ---------     ---------

Net earnings (loss)                           $   (349)      $ (1,099)      $ (3,090)      $    839      $ (4,837)
                                              =========      =========      =========      =========     =========

Earnings (loss) per common share:
   Basic                                      $  (0.11)      $  (0.36)      $  (0.99)      $   0.27      $  (1.54)
                                              =========      =========      =========      =========     =========
   Diluted                                    $  (0.11)      $  (0.36)      $  (0.99)      $   0.26      $  (1.54)
                                              =========      =========      =========      =========     =========
Weighted-average shares
      outstanding:
   Basic                                         3,080          3,085          3,127          3,137         3,137
                                              =========      =========      =========      =========     =========
   Diluted                                       3,080          3,085          3,127          3,179         3,137
                                              =========      =========      =========      =========     =========

Selected Balance Sheet Data:

                                                                          December 31,
                                              --------------------------------------------------------------------
                                                                         (In thousands)
                                                2003            2002          2001           2000          1999
                                              ---------      ---------      ---------      ---------     ---------
Working capital                               $  3,000       $  3,134       $  2,371       $  9,625      $  8,236
Total assets                                    10,413         10,795         13,666         17,135        16,285
Long-term obligations                                -              -              -          4,500         4,500
Retained earnings                                2,267          2,616          3,715          6,805         5,967
Total shareholders' equity                       6,829          7,181          8,283         11,426        10,587

ITEM 6. SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 Quarter Ended,
                            ------------------------------------------------------     Year Ended
                               3/31           6/30           9/30         12/31           12/31
                            ---------      ---------      ---------      ---------      ---------
                                    (In thousands, except per share data)
           2003
----------------------------
Net sales                   $  2,769       $  2,652       $  3,125       $  3,537       $ 12,083
Gross profit                     548            529            582            568          2,227
Net loss                        (146)           (79)           (36)           (88)          (349)

Loss per common share:
  Basic and diluted            (0.05)         (0.03)         (0.01)         (0.03)         (0.11)

           2002
----------------------------
Net sales                   $  2,641       $  2,827       $  2,844       $  2,767       $ 11,079
Gross profit                     177            182            348            469          1,176
Net loss                        (102)          (454)          (377)          (166)        (1,099)

Loss per common share:
  Basic and diluted            (0.03)         (0.15)         (0.12)         (0.05)         (0.36)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and the related notes included elsewhere in the report.

Critical Accounting Policies and Estimates
------------------------------------------

      In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company makes judgments regarding revenue recognition and evaluates its estimates, including those related to allowance for doubtful accounts, inventories, asset impairment and warranty obligations. We describe these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

      The Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is generally recognized for subsequent machine sales to a same customer upon shipment, provided title and risk of loss have transferred and the model, configuration, and application is substantially similar to the original machine installed. At the time of shipment, the Company accrues for any related de minimus and perfunctory installation costs to be incurred. Revenue for manufacturing services, custom factory automation services, engineering design bundled with a machine order, machine accessories, and spare parts are recognized upon shipment of product or deliverable and transfer of title and risk of loss. Revenue for engineering design services are billed upon completion and delivery of design documentation. Billable field service labor revenue is recognized upon completion. Overall revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of a contract or purchase order, the product has been shipped and/or installed, the sales price is fixed or determinable and collectability is reasonably assured.

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

o The loss of a major customer listed in Business-"Dependence on Significant Customers" and the inability to fill the void with sales to replacement customers.

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

o The inability of the Company to execute management's plans to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance its manufacturing and office facility in San Marcos, California with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance its building could have a material adverse effect on the Company's business.

o The inability of the Company to sustain the NASDAQ minimum closing bid price requirement would result in de-listing from the NASDAQ small cap market and require the Company to seek listing on the OTC Bulletin Board and could adversely affect the Company's per share market price.

o     The effects of worldwide conflict and instability upon revenues and costs.

o Other-factors described in Item 7a. Qualitative and Quantitative Data About Market Risk.

Off-Balance Sheet Arrangements
------------------------------

     At December 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following table sets forth the statements of operations as a percentage of net sales:

                                                      Percentage of Net Sales
                                                  ------------------------------
                                                    2003        2002      2001
                                                  --------   --------   --------

Net sales                                          100.0 %    100.0 %    100.0 %
Cost of sales                                       81.6       89.4       95.2
                                                  --------   --------   --------
Gross profit                                        18.4       10.6        4.8
                                                  --------   --------   --------

Operating expenses:
    Selling                                         10.9       11.2       12.2
    General and administrative                       8.4        9.1       10.3
    Engineering, research and development            1.9        4.0        6.2
                                                  --------   --------   --------
                                                    21.2       24.3       28.7
                                                  --------   --------   --------

Loss from operations                                (2.8)     (13.7)     (23.8)

Other income (expense):
    Interest, net                                   (0.1)       0.2        0.7
                                                  --------   --------   --------

Loss before income taxes                            (2.9)     (13.5)     (23.1)
Income tax expense (benefit)                         0.0       (3.6)      (0.5)
                                                  --------   --------   --------

Net Loss                                            (2.9)%     (9.9)%    (22.6)%
                                                  ========   ========   ========

The following table sets forth sales (in thousands) by product classification:

                               2003               2002                2001
                         ----------------    ---------------    ----------------
Amistar machines,
  parts and service      $ 1,676      14%    $ 1,348     12%    $ 1,783      13%
Distributed products         616       5%        184      2%        294       2%
Custom factory autom       1,385      11%        389      3%        900       7%
Manufacturing services     8,406      70%      9,158     83%     10,682      78%
                         --------  ------    --------  -----    --------  ------
                         $12,083     100%    $11,079    100%    $13,659     100%
                         ========  ======    ========  =====    ========  ======

Results of Operations 2003 Compared to 2002
-------------------------------------------

Company overall
---------------

SALES
-----

      Overall sales increased to $12,083,000 in 2003 from $11,079,000 in 2002, an increase of 9%. The increase was due primarily to sales growth in the AIA division. The AIA division experienced sales growth in label placement and distributed surface-mount machines and accessories and in custom factory automation design and machine manufacturing services. No material portion of sales was attributable to inflation for 2003 or 2002.

      AIA Amistar-designed and manufactured machine and accessory sales were $957,000 in 2003 compared to $490,000 in 2002, a growth of 95%.

      AIA Through-hole circuit board assembly machine spare parts and service sales declined to $719,000 in 2003 from $858,000 in 2002. As the population of the Company's through-hole technology machines declines, demand for spare parts and out-of-warranty field service is expected to continue to follow a parallel trend.

      AIA Distributed machine and accessory sales were $616,000 in 2003 compared to $184,000 in 2002, an increase of 234%. The increase was the result of the Company's resumption as the lead distributor to North America after formalizing its relationship with I-Pulse.

      AIA Customized factory automation engineering design and manufactured product sales were $1,385,000 compared to $389,000 in 2002, an increase of 256%. This increase was due primarily to the fulfillment of a $711,000 contract to design and manufacture machines for a customer in the eyeglass industry.

      AMS sales decreased to $8,406,000 or 8% from $9,158,000 in 2002 primarily due to the loss of one customer who moved production overseas and due to contraction in orders from certain customers. AMS sales represented 70% and 83% of the overall sales for 2003 and 2002 respectively.

GROSS PROFIT
------------

      Gross profit increased 89% to $2,227,000 in 2003, compared to $1,176,000 in 2002. The 2003 increase was due primarily to the increased sales of the AIA label placement, distributed surface mount and the customized factory automation machines shipped during 2003. Since AIA sales generate a higher gross profit than AMS sales, the increased AIA sales in the sales mix have had a favorable impact on overall gross profit. In addition, improvements in AMS labor efficiency and increased overall factory utilization resulted in improved margins during 2003.

SELLING EXPENSES
----------------

      Selling expenses increased 6% to $1,315,000 in 2003 from $1,243,000 in 2002 primarily due to increased commissions and travel costs related to the additional AIA machine sales.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense remained relatively flat in 2003 compared to 2002. During 2003, decreases in business development consulting fees were offset by increased insurance costs and a decrease in the adjustment to the allowance for doubtful accounts.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering efforts in 2003 were focused on providing custom factory design and automation services. As a result, research and development expenses declined 47% to $235,000 in 2003 from $440,000 in 2002. The increased services resulted in a greater amount of billable engineering time that was allocated to cost of goods sold.

OTHER INCOME (EXPENSE)
----------------------

      Interest income decreased $39,000 in 2003, compared to 2002, due to decreases in interest rates earned on money market funds. Interest expense decreased $10,000 in 2003, compared to 2002, due to decreases in interest rates on the bonds and the reduction of principal.




INCOME TAXES
------------

      During 2003, only the minimum tax obligations to various states have been recorded as expense.

      On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the "Act") was signed into law. The Act extended the period in which a net operating loss may be carried back. As a result, the Company recognized and collected a $400,000 carry back refund benefit during 2002, which is offset partially by a $6,000 expense related to minimum tax obligations to various states.

      A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2003, 2002, and 2001. No federal income tax carry forward benefit has been recorded in 2003 due to the net loss.

---------------------------------------------------

Amistar Industrial Automation segment
-------------------------------------

      AIA label identification machine demand increased during 2003 resulting in the shipment of nine units in 2003 compared to four units in 2002. Of the units sold in 2003, four of the machines represented the DataPlace 100LP model and five the 1M model. During 2002, the Company sold four DataPlace machines, three 100LP models and one 1M model. Compared to the DataPlace 100LP machine, the 1M is suitable for applications requiring less functionality and sells at a lower price.

      Beginning in 2001, continuing through 2002, and to a lesser extent in 2003, the Company had been severely affected by the overall economic slow down and excess in domestic manufacturing capacity. The contraction in product volumes compared to manufacturing capacity among the Company's label placement machine customer base resulted in a lack of sales of the Company's DataPlace machine for the first two quarters of 2002. During the quarter ended September 30, 2002, the Company was able to sell one DataPlace machine and the Company rented another for a three-month evaluation term and, during the quarter ended December 31, 2002, the Company sold three machines.

      The Company took steps during 2002 to minimize costs in response to the recession-driven decline in demand for its label identification automation equipment. Those steps included the reduction of its sales and field service support staff during the year and reductions in DataPlace 100LP production. At December 31, 2003, the Company had, based on forecasts, an approximate 18 to 24 month supply of DataPlace machine inventory.

      At December 31, 2003, the Company had ten completed DataPlace machines included in finished goods inventory at a carrying value of $370,000. The carrying value of DataPlace work in process was $231,000 at December 31, 2003. The AIA work in process and raw material inventories consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand upon continued economic recovery. Estimates of future demand are highly subjective and subject to material change. During 2002, the Company recorded an inventory write-down of DataPlace machines totaling $75,000.

      The Company sold six of its new DataPlace golf shaft band labeler machines to customers in the golf equipment industry during 2003. Sales for the six machines totaled approximately $154,000.

      During 2003, the Company sold one distributed surface-mount machine and increased sales of accessories and spare parts compared to 2002. During 2002, no surface-mount machines were sold. Sales have increased since the fourth quarter of 2002, when the Company resumed its role as the leading North American distributor for i-Pulse products.

      During 2003, the Company entered into an increased number of contracts for custom factory automation design and manufacturing services compared to 2002. The Company served customers in the eye glass lens, luggage tagging, and veterinary supply industries. Certain contracts for custom automation design services have the potential to result in follow-on contracts for prototype machine development and production machine manufacturing services.

Contract Manufacturing Services segment
---------------------------------------

      2003 continued to exhibit the soft demand for US-based manufacturing services experienced in 2002.

      During 2003, sales were negatively impacted by migration of certain customer's production off-shore, the effect of which more than offset the increased sales to a new customer in the bank security industry added during the later part of 2003.

      During the period of soft demand, the division focused much of it efforts during 2003 improving operations and manufacturing efficiencies, which resulted in improved profitability compared to 2002. During 2003, the division reduced its operating loss to $10,000 compared to an operating loss of $482,000 in 2002.

Results of Operations 2002 Compared to 2001
-------------------------------------------

Company overall
---------------

SALES
-----

      Overall sales decreased to $11,079,000 from $13,659,000 in 2001, a decrease of 19%. The decline in sales was related primarily to the decline in AMS sales. No portion of sales was attributable to inflation for 2002.

      The Manufacturing Services division (AMS) sales decreased to $9,158,000 or 14% from 2001 primarily due to decreased shipments to a customer who moved their product manufacturing offshore and due to a customer that chose to produce previously out-sourced products in-house. AMS sales represented 83% and 78% of the overall sales for 2002 and 2001 respectively.

      AIA label identification machine unit shipments were flat in 2002 compared to 2001 at 4 units each. Of the units sold in 2002, three of the machines represented the DataPlace 100LP model and one the 1M model, all of which were sold during the last four months of 2002. During 2002, the Company shipped its first golf shaft-labeling machine to a leading golf equipment manufacturer. Machine sales were $490,000 in 2002 compared to $576,000 in 2001.

      The Company's declining base of through-hole circuit board assembly machines operating in the field generated most of the parts and service sales which declined to $858,000 in 2002 from $1,207,000 in 2001.

      The AIA division generated $389,000 in customized factory automation engineering design and manufactured product sales compared to $900,000 in 2001, its first year of operation which included $642,000 in shipments to a major golf equipment manufacturer.

GROSS PROFIT
------------

      Gross profit increased $515,000 to $1,176,000 in 2002, compared to $661,000 in 2001. The 2002 increase was primarily due to a $463,000 charge taken in 2001 to increase inventory reserves for the Company's assembly machine products. In addition, improvements in labor efficiency and factory utilization partially offset by a $175,000 charge taken to increase DataPlace and AMS inventory reserves resulted in improved margins during 2002.

SELLING EXPENSES
----------------

      Selling expenses decreased $430,000 to $1,243,000 in 2002 from $1,673,000 in 2001 due to AIA machine products sales and service staff reductions, consolidation of sales and service offices, lower commission expense, and reduced division marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense decreased $388,000 in 2002 from 2001. The decrease in 2002 was primarily due to a $121,000 restructuring charge related to the closure of the Anaheim, California contract assembly facility, a $60,000 increase in the allowance for doubtful accounts in 2001, a $61,000 decrease in the allowance for doubtful accounts in 2002 and a $126,000 decrease in salary expense for certain executives and administrative staff during 2002.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering, research and development efforts in 2002 were focused on a laser identification machine and a golf club shaft-labeling machine (DataPlace
SBL). Engineering expense was incurred in support of AIA custom factory automation sales. Expenses declined 48% in 2002 from 2001 due to fewer development projects and staff reductions.

OTHER INCOME (EXPENSE)
----------------------

      Interest income decreased $159,000 in 2002, compared to 2001, due to lower average cash balances during 2002 and decreases in interest rates earned on money market funds. Interest expense decreased $85,000 in 2002, compared to 2001, due to decreases in interest rates on the bonds and the pay down of $1,500,000 of principal in 2002.

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




      No federal income tax carry forward benefit was recorded in 2002 due to the net loss and the uncertainty concerning the Company's ability to utilize the net operating loss in the future. A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2002.

---------------------------------------------------

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

      At December 31, 2002, the Company had nine completed DataPlace machines included in finished goods inventory at a carrying value of $585,500. The carrying values of DataPlace work in process and component parts were $117,500 and $340,000, respectively at December 31, 2002. The AIA work in process and raw material inventories consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory write-down of DataPlace machines totaling $75,000 during 2002. Although the Company was able to resume shipments during the last four months of 2002, insufficient demand in the future for the DataPlace label identification machines could require additional charges for excess quantities or obsolescence.

      During 2002, the AIA division continued to expand its offering of engineering and manufacturing services to customers having requirements beyond custom factory automation. The engineering group provided design and prototype services for a specialty product used in the veterinary industry.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash flows provided from operating activities were $261,000 during 2003, compared to a usage of cash of $951,000 in 2002 and a usage of cash of $508,000 in 2001. The improvement during 2003 was primarily due to the reduced loss and decrease in non-cash working capital. Working capital decreased $134,000 in 2003, and increased $763,000 in 2002.

      In 2003, 2002 and 2001, investing activities consisted primarily of capital expenditures to increase the capabilities of the AMS division and to improve efficiency.

      The Company repurchased, as part of an on-going initiative, 4,757, 3,321 and 53,378 shares of its stock on the open market at values of $5,000, $3,000 and $57,000 during the years of 2003, 2002 and 2001, respectively.

      The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. The bonds carry a variable interest rate and mature in December 2005. Payments of principal and interest are unconditionally guaranteed by a $3,100,000 irrevocable letter of credit issued by the Company's bank. The terms of the irrevocable letter of credit required the Company in 1995 to establish a $1,329,000 interest-bearing cash collateral account (restricted cash) in order to meet a required loan to value ratio. In 2001, the amount of restricted cash was revised to $1,452,000. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. The Company's obligation under the irrevocable letter of credit was reduced accordingly by $1,500,000 effective on February 1, 2002. Effective March 1, 2002, the Company began making monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption is scheduled to occur in increments of $100,000 as the funds accrete to the minimum redemption level. On February 1, 2003, $100,000 of the bonds were redeemed using restricted cash. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 in January 2004 and 2005 and the balance of $2,700,000 in December 2005.

      The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2003, the Company was not in compliance with the tangible net worth, debt service and profitability covenants. The Company received waivers relating to these covenants through March 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenants after the waiver expires, and considering that a covenant violation would constitute an event of default which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $2,900,000 has been classified as a current liability in the accompanying balance sheet at December 31, 2003.



      The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its Bank, such event could cause the Bank to require the Company to seek a substitute guarantor, re-finance the San Marcos facility with alternative financing or sell the facility. The Company believes it would be able to obtain alternative financing, although at terms less favorable than present. The inability of the Company to substitute successfully a guarantor or to re-finance the building could have an adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

      Management believes that as a result of the reduction in the loss in 2003 compared to 2002 and the achievement of positive operating cash flow (defined as net loss plus depreciation and amortization) for 2003, the bank's comfort in the Company's ability to continue as a viable company and service its debt has improved greatly and that the bank more than likely will continue to forbear until December 1, 2005 when the bond term expires. The Company expects to refinance the building when the bonds come due in December 2005, with a conventional fully amortized loan from a new lender at rates in line with the current market for such a loan.

      The Company's primary sources of liquidity consist of cash and cash equivalents and working capital. If the bank continues to grant waivers on the irrevocable letter of credit reimbursement agreement, the Company believes that its cash and cash equivalents provided from operations and cash and cash equivalents balances at December 31, 2003 will be adequate to support its operating, investing and financing requirements through 2004. In the event the bank chooses to forebear no longer, management would consider several options which include utilizing some portion of cash, re-financing the San Marcos, California building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2004, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 under either scenario for repayment of its Industrial Bonds.

Contractual Commitments and Commercial Commitments
--------------------------------------------------

      The following summarizes the Company's contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on its liquidity and cash flow in future periods:

                             Payments Due By Period

                            Less than
Contractual Obligations       1 Year      1-3 Years     4-5 Years  After 5 Years
--------------------------------------------------------------------------------
Minimum lease payments     $   109,000   $   142,000   $        --  $        --
Sublease income               (111,000)     (143,000)           --           --
                           ------------  ------------  ------------ ------------
Net lease obligations           (2,000)       (1,000)           --           --

Industrial Bonds Payments      100,000     2,800,000            --           --
                           ------------  ------------  ------------ ------------
                           $    98,000   $ 2,799,000   $        --  $        --
                           ============  ============  ============ ============

The Company did not have any employee agreements or purchase commitments outside of the Company's normal course of business at December 31, 2003.

New Accounting Pronouncements
-----------------------------

      In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in the 1st quarter of 2003 and has included the new disclosure requirements in the Notes to the Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures.

      In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material impact on the Company's financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its debt. The Company does not have any derivative financial instruments.

      The Company's only term debt at December 31, 2003 is comprised of industrial development bonds. The Company financed the construction of a manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of City of San Marcos on December 19, 1985. The bonds mature in December 2005, and interest is accrued at a variable monthly rate. Interest was paid at a weighted-average variable rate of 1.0% during 2003. A hypothetical 10% increase in the weighted-average interest rate to 1.1% would not have a material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Shareholders
Amistar Corporation:

We have audited the accompanying balance sheet of Amistar Corporation as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ BDO Seidman, LLP
                                              BDO Seidman, LLP

Costa Mesa, California
January 30, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Shareholders
Amistar Corporation:

We have audited the accompanying balance sheet of Amistar Corporation as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amistar Corporation as of December 31, 2002 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ KPMG LLP
                                               KPMG LLP

San Diego, California
February 19, 2003

                                    AMISTAR CORPORATION
                                      Balance Sheets

December 31,                                                        2003             2002
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  2,438,976    $  2,383,237
     Restricted cash                                                130,000         110,000
     Trade accounts receivable, less allowance for doubtful
       accounts of $75,772 in 2003 and $90,094 in 2002            1,308,587       1,572,602
     Inventories, net of reserves of $2,055,879 in 2003           2,313,101       2,400,824
       and $2,173,825 in 2002
     Demonstration equipment                                         52,740          95,273
     Prepaid expenses                                               339,567         185,604
                                                               -------------   -------------
          Total current assets                                    6,582,971       6,747,540
                                                               -------------   -------------
Property and equipment:
     Land                                                           981,875         981,875
     Building and building improvements                           4,202,076       4,158,967
     Machinery and equipment                                      6,737,963       6,742,812
     Computer software and equipment                                505,570         492,152
                                                               -------------   -------------
                                                                 12,427,484      12,375,806
     Less accumulated depreciation and amortization              (8,663,783)     (8,384,644)
                                                               -------------   -------------
          Net property and equipment                              3,763,701       3,991,162
                                                               -------------   -------------
Other assets                                                         66,272          56,122
                                                               -------------   -------------
                                                               $ 10,412,944    $ 10,794,824
                                                               =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $    321,492    $    220,441
     Accrued payroll and related costs                              127,330         108,431
     Accrued liabilities                                            188,179         214,855
     Accrued warranty costs                                          37,698          45,876
     Accrued commissions                                              8,754          24,480
     Industrial development bonds                                 2,900,000       3,000,000
                                                               -------------   -------------
          Total current liabilities                               3,583,453       3,614,083
                                                               -------------   -------------
Commitments
Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                          --              --
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,080,544 and 3,083,051 shares issued and
       outstanding in 2003 and 2002, respectively                    30,806          30,831
     Additional paid-in capital                                   4,531,733       4,533,515
     Retained earnings                                            2,266,952       2,616,395
                                                               -------------   -------------
          Total shareholders' equity                              6,829,491       7,180,741
                                                               -------------   -------------

                                                               $ 10,412,944    $ 10,794,824
                                                               =============   =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
                            Statements of Operations

Years ended December 31,                        2003             2002            2001
-----------------------------------------------------------------------------------------

Net sales                                   $ 12,083,092    $ 11,078,794    $ 13,658,922
Cost of sales                                  9,856,208       9,902,523      12,997,924
                                            -------------   -------------   -------------
Gross profit                                   2,226,884       1,176,271         660,998
                                            -------------   -------------   -------------
Operating expenses:
    Selling                                    1,315,223       1,243,101       1,673,403
    General and administrative                 1,013,159       1,011,911       1,400,333
    Engineering, research and development        235,480         440,435         842,892
                                            -------------   -------------   -------------
                                               2,563,862       2,695,447       3,916,628
                                            -------------   -------------   -------------

Loss from operations                            (336,978)     (1,519,176)     (3,255,630)
Other income (expense):
    Interest expense                             (29,543)        (39,676)       (124,804)
    Interest income                               20,278          59,535         218,706
    Other                                            300           6,325           5,500
                                            -------------   -------------   -------------

Loss before income taxes                        (345,943)     (1,492,992)     (3,156,228)
Income tax expense (benefit)                       3,500        (394,000)        (66,187)
                                            -------------   -------------   -------------

Net Loss                                    $   (349,443)   $ (1,098,992)   $ (3,090,041)
                                            =============   =============   =============
Loss per common share :
    Basic                                   $      (0.11)   $      (0.36)   $      (0.99)
                                            =============   =============   =============
    Diluted                                 $      (0.11)   $      (0.36)   $      (0.99)
                                            =============   =============   =============
Weighted-average shares outstanding:
    Basic                                      3,080,401       3,085,375       3,127,196
                                            =============   =============   =============
    Diluted                                    3,080,401       3,085,375       3,127,196
                                            =============   =============   =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         AMISTAR CORPORATION
                                 Statements of Shareholders' Equity

Years Ended December 31, 2003, 2002, and 2001
-------------------------------------------------------------------------------------------------------------

                                         Common Stock
                                -----------------------------    Additional                         Total
                                    Shares                        Paid-in         Retained      Shareholders'
                                 (in 000's)       Par value       capital         Earnings         Equity
                                -------------   -------------   -------------   -------------   -------------
Balances at December 31, 2000          3,137    $     31,365    $  4,589,043    $  6,805,428    $ 11,425,836
Stock option exercise                      3              33           4,030              --           4,063
Repurchase of common shares              (54)           (534)        (56,752)             --         (57,286)
Net loss                                  --              --              --      (3,090,041)     (3,090,041)
                                -------------   -------------   -------------   -------------   -------------
Balances at December 31, 2001          3,086          30,864       4,536,321       3,715,387       8,282,572

Repurchase of common shares               (3)            (33)         (2,806)             --          (2,839)
Net loss                                  --              --              --      (1,098,992)     (1,098,992)
                                -------------   -------------   -------------   -------------   -------------
Balances at December 31, 2002          3,083          30,831       4,533,515       2,616,395       7,180,741

Stock option exercise                      3              23           2,791              --           2,814
Repurchase of common shares               (5)            (48)         (4,573)             --          (4,621)
Net loss                                  --              --              --        (349,443)       (349,443)
                                -------------   -------------   -------------   -------------   -------------
Balances at December 31, 2003          3,081    $     30,806    $  4,531,733    $  2,266,952    $  6,829,491
                                =============   =============   =============   =============   =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         AMISTAR CORPORATION
                                      Statements of Cash Flows

Years ended December 31,                                            2003          2002           2001
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net Loss                                                  $  (349,443)   $(1,098,992)   $(3,090,041)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                              354,075        545,156        696,611
        Provision for (recovery of) doubtful accounts              (20,000)       (60,379)        60,000
        Provision for inventory obsolescense                            --        174,524        463,367
        Gain on sale of equipment                                       --             --         (5,500)
        Changes in assets and liabilities:
           Trade accounts receivable, net                          284,015       (447,752)     1,719,015
           Inventories                                              87,723        129,766       (108,178)
           Demonstration equipment                                    (417)        57,386        (40,123)
           Prepaid expenses                                       (153,963)         1,781          7,213
           Contracts receivable                                         --             --         55,871
           Other assets                                            (10,150)        17,437         29,595
           Accounts payable                                        101,051        (64,552)      (303,549)
           Accrued payroll and related costs                        18,899       (183,203)       138,812
           Accrued liabilities                                     (26,676)        12,312        (37,230)
           Accrued warranty costs                                   (8,178)       (42,375)       (16,749)
           Accrued commissions                                     (15,726)         8,062        (77,470)
                                                               ------------   ------------   ------------
         Net cash provided by (used in) operating activities       261,210       (950,829)      (508,356)
                                                               ------------   ------------   ------------
Cash flows from investing activities:
     Proceeds from sale of equipment                                    --             --          5,500
     Capital expenditures                                          (83,664)      (131,491)      (214,019)
                                                               ------------   ------------   ------------
        Net cash used in investing activities                      (83,664)      (131,491)      (208,519)
                                                               ------------   ------------   ------------

Cash flows from financing activities
     Net decrease (increase) in restricted cash                    (20,000)     1,342,000       (123,000)
     Redemption of Industrial Development Bonds                   (100,000)    (1,500,000)            --
     Exercise of stock options                                       2,814             --          4,063
     Repurchase of common stock                                     (4,621)        (2,839)       (57,286)
                                                               ------------   ------------   ------------
        Net cash used in financing activities                     (121,807)      (160,839)      (176,223)
                                                               ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                55,739     (1,243,159)      (893,098)
Cash and cash equivalents at the beginning of the year           2,383,237      3,626,396      4,519,494
                                                               ------------   ------------   ------------
Cash and cash equivalents at the end of the year               $ 2,438,976    $ 2,383,237    $ 3,626,396
                                                               ============   ============   ============
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                  $    29,302    $    42,250    $   137,517
                                                               ============   ============   ============
     Income taxes                                              $     3,484    $     4,704    $     9,153
                                                               ============   ============   ============
Supplemental disclosure of non-cash investing activities:
     Transfer from Demo Eq. to property and equipment          $    42,950    $        --    $        --
                                                               ============   ============   ============
     Transfer from inventory to property and equipment         $        --    $    18,547    $        --
                                                               ============   ============   ============

  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 25

                               AMISTAR CORPORATION
                          Notes to Financial Statements
                       Three years ended December 31, 2003

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

    Current Events
    --------------
    The Company has been adversely affected by the economic downturn in the electronics industry during the past three years and as a result has incurred operating and net losses. The lack of profitability has caused the Company to be in non-compliance on certain loan covenants in connection with the Industrial Development Bonds (Note 4). The inability of the Company to return to profitability could result in default on the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults, and is unable to present a viable turn-around plan satisfactory to its bank, such event could cause the bank to require the Company to seek a substitute guarantor or redeem the bonds prior to maturity. If such an event occurred, management would consider several options which include utilizing some portion of existing cash, re-financing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a materially adverse effect on the Company's business.

    The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated. Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2004, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 under either scenario for repayment of its Industrial Bonds.

    Management believes that as a result of the reduction in the loss in 2003 compared to 2002 and the achievement of positive cash flows from operations for 2003, the Company's ability to continue as a viable company able to service its debt has improved greatly and that the bank will continue to forbear more than likely until December 1, 2005 when the bond term expires.

    Notice from Stock Exchange
    --------------------------
    The Company received notice on October 4, 2002 that it was subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days.

    The Company subsequently received notice from NASDAQ on May 29, 2003 that it regained compliance with the minimum closing bid price requirement. Since May 29, 2003 the Company has maintained full compliance with the listing requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition
    -------------------
    The Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Revenue is recognized generally for subsequent machine sales to a same customer upon shipment, provided title and risk of loss have transferred and the model, configuration, and application is substantially similar to the original machine installed. At the time of shipment, the Company accrues for any related de minimus and perfunctory installation costs to be incurred. Revenue for manufacturing services, factory automation services, machine accessories, and spare parts are recognized upon shipment of product or deliverable and transfer of title and risk of loss. Billable service labor revenue is recognized upon completion. Overall revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of a contract or purchase order, the product has been shipped and/or installed, the sales price is fixed or determinable and collectability is reasonably assured.




    The Company has one bill and hold arrangement. The inventory related to this arrangement is segregated from the Company's inventory, is insured by the customer, and the customer bears the market value risk. The Company recognizes revenue based on a fixed written commitment by the customer, when the risk of ownership has passed, and when there are no remaining performance obligations on the part of the Company. The retail amount of inventory held by the Company at December 31, 2003 was approximately $170,000.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Cash and cash equivalents
    -------------------------
    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2003 and 2002, cash equivalents, primarily consisting of money market funds, amounted to $2,285,000 and $2,023,000, respectively. Restricted cash represents required amounts that are held to redeem the Industrial Developments Bonds. (Note 4)

    Inventories
    -----------
    Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for excess or obsolescence.

    Demonstration Equipment
    -----------------------
    Demonstration equipment represents short-term transfers of inventory for purposes of participating in trade shows and demonstrations with customers. This equipment typically is sold or returned to inventory within six months and is not depreciated due to the limited hours of machine run time.

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

      Building                                         40 years
      Building improvements                            10 years
      Machinery and equipment                          4-7 years
      Computer software and equipment                  3-5 years

    Costs of improvements or betterments that substantially extend the useful life of an asset are capitalized. Costs for repairs and maintenance are expensed as incurred. Upon the disposition of property and equipment, related costs and accumulated depreciation are removed from the Company's books and related gains or losses are reflected in operations. Depreciation expense is reflected in cost of sales totaling $301,000, $514,000 and $659,000 for 2003, 2002 and 2001 and operating expenses totaling $53,000, $31,000 and $38,000 for 2003, 2002 and 2001 in the accompanying financial statements based on applicable asset use.

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

    Warranty cost and accrual information is as follows for the years ended December 31:

                                  Charged to
      Period       Beginning      costs and
     Beginning      Balance        expense          Deductions    Ending Balance
    ----------------------------------------------------------------------------

      2003       $     45,876    $    (30,195)    $     22,017     $     37,698
                 =============   =============    =============    =============

      2002       $     88,251    $    (36,701)    $     (5,674)    $     45,876
                 =============   =============    =============    =============

      2001       $    105,000    $    (70,601)    $     53,852     $     88,251
                 =============   =============    =============    =============

    Research and Development Costs
    ------------------------------
    Research and development costs are expensed in the period incurred.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Income Taxes
    ------------
    Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize deferred tax assets usage in future operations.

    Advertising
    -----------
    Advertising costs are charged to expense as incurred. The Company expensed $0, $4,000 and $7,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

    Stock-Based Compensation
    ------------------------
    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard was effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

    Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the years ended December 31, 2003, 2002 and 2001 as follows ($ in thousands, except per share amounts):

                                                  2003        2002        2001
                                                --------   ----------   --------
Net loss - as reported                          $  (349)   $  (1,099)   $(3,090)
Total stock-based employee compensation
  expense included in reported net
  income, net of tax                                 --           --         --
  Total stock-based employee compensation
  expense determined under fair-value-based
  method for all rewards, net of tax                (22)         (10)       (58)
                                                --------   ----------   --------
Pro forma net loss                              $  (371)   $  (1,109)   $(3,148)
                                                ========   ==========   ========

Earnings (loss) per share:
Basic, as reported                                (0.11)       (0.36)     (0.99)
Diluted, as reported                              (0.11)       (0.36)     (0.99)
Basic, pro forma                                  (0.12)       (0.36)     (1.01)
Diluted, pro forma                                (0.12)       (0.36)     (1.01)

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Earnings per Common Share
    -------------------------
    The Company calculates net earnings per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net earnings per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net loss per share are presented below (in thousands):

                                                     Years ended December 31,
                                                  ------------------------------
                                                   2003        2002        2001
                                                  ------      ------      ------
    Weighted-average shares basic                 3,080       3,085       3,127

    Dilutive effect of stock options                 --          --          --
                                                  ------      ------      ------

    Weighted-average shares, diluted              3,080       3,085       3,127
                                                  ======      ======      ======

    Options to purchase 233,000, 165,000 and 100,000 shares of common stock were not included in the calculation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the effects of these instruments were anti-dilutive.

    Use of Estimates
    ----------------
    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could materially differ from those estimates.

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

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Guarantees and indemnifications
    -------------------------------
    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

    The Company provides a one year warranty for most of its products. See "Warranty Liabilities."

    Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

    The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

    Reclassifications
    -----------------
    Certain prior year amounts have been reclassified to conform to the current year presentation.

    New Accounting Pronouncements
    -----------------------------
    In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in the 1st quarter of 2003 and has included the new disclosure requirements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures.

    In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material impact on the Company's financial statements.

(3) INVENTORIES

    Inventories at December 31, 2003 and 2002, consist of the following (in thousands), net of reserves:

                                   December 31,               December 31,
                                      2003                       2002
                            -------------------------  -------------------------
                              AIA      AMS     Total     AIA      AMS      Total

    Raw Material            $  295   $  817   $1,112   $  210   $  580   $  790
    Work In Process            480       92      572      569      161      730
    Finished Goods             550       79      629      669      212      881
                            -------------------------  -------------------------
    Total                   $1,325   $  988   $2,313   $1,448   $  953   $2,401
                            =========================  =========================

    The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its DataPlace 100LP label identification automation equipment. During 2003 and 2002, the Company has sold its DataPlace 100LP units out of inventory on hand at December 31, 2001. The Company sold two DataPlace 100LP units in 2003 and three in 2002. During 2003, the Company produced and sold six of its DataPlace 1M models. The 1M model is similar to the 100LP, but with less functionality and shares many common parts and subassemblies. Where possible, the Company consumed existing inventory of parts and subassemblies in the production of the DataPlace 1M units. During 2003, the Company purchased and sold two used DataPlace 100LP machines.

    At December 31, 2003, the Company had ten completed DataPlace machines included in finished goods inventory at a carrying value of $370,000. The carrying value of DataPlace machines in work in process was $231,000 at December 31, 2003. The AIA work in process inventories consist primarily of the DataPlace machine product line.

    The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand upon economic recovery. Estimates of future demand are highly subjective and subject to material change. As a result, the Company recorded an inventory write-down of DataPlace machines totaling $75,000 during 2002. Although the Company was able to resume shipments during the last four months of 2002 and during 2003, insufficient demand in the future for the DataPlace label identification machines could require additional charges for excess quantities or obsolescence in the future.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(4) INDUSTRIAL DEVELOPMENT BONDS

    The Company financed the construction of its manufacturing and office facility in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos on December 19, 1985. The bonds originally matured in December 1995. In October 1995, the Company secured an extension of the maturity date to December 2005. The bonds bear interest at a variable rate based on prevailing market conditions that would allow the bonds to be remarketed at par (1.05% at December 31, 2003), with interest payable monthly. The bonds are guaranteed by a $3,093,120 irrevocable letter of credit, which is secured by substantially all assets of the Company.

    The terms of the irrevocable letter of credit required the Company to establish a $1,452,000 interest-bearing cash collateral account (restricted cash) during 2001 in order to meet a loan-to-value ratio covenant.

    On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make remaining annual payments of $100,000 in 2004 and 2005 and the balance of $2,700,000 in December 2005.

    The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2003, the Company was not in compliance with tangible net worth, debt service and profitability covenants. The Company received waivers relating to these covenants through March 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default, which would allow the bank to call the debt prior to maturity, the entire Industrial Development bonds balance of $2,900,000 has been classified as a current liability in the accompanying balance sheet.

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

    In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2004, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 under either scenario for repayment of its industrial development bonds.

    Costs incurred in connection with the bond refinancing primarily consist of loan origination fees, broker's commission, legal, and other fees, which have been capitalized and included in other assets. The bond costs are amortized over the term of the bonds. Deferred bond-refinancing costs were $25,000 and $39,000 at December 31, 2003 and 2002, respectively. Ongoing fees related to the bonds and the irrevocable letter of credit will approximate 2% of the bond principal annually.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(5) INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                       Federal          State            Total
                                      ----------      ----------      ----------

    2003        Current               $      --       $   3,500       $   3,500
                Deferred                     --              --              --
                                      ----------      ----------      ----------
                                      $      --       $   3,500       $   3,500
                                      ==========      ==========      ==========

    2002        Current               $(400,000)      $   6,000       $(394,000)
                Deferred                     --              --              --
                                      ----------      ----------      ----------
                                      $(400,000)      $   6,000       $(394,000)
                                      ==========      ==========      ==========

    2001        Current               $ (73,187)      $   7,000       $ (66,187)
                Deferred                     --              --              --
                                      ----------      ----------      ----------
                                      $ (73,187)      $   7,000       $ (66,187)
                                      ==========      ==========      ==========

    Actual income taxes for 2003, 2002 and 2001 differ from "expected" income taxes for those years computed by applying the U.S. federal statutory rate of 34% to loss before taxes as follows:

                                                    2003            2002            2001
                                                 ------------   ------------   ------------
    Income tax expense (benefit)                 $  (118,000)   $  (508,000)   $(1,073,000)
    State and foreign income taxes, net of
         federal income tax benefit                  (20,184)         4,000          5,000
    Change in valuation allowance                    349,000        162,000      1,210,000
    Income tax carryforwards and credits                  --        (29,000)       (38,000)
    Other, net, including change in estimate        (207,316)       (23,000)      (170,187)
                                                 ------------   ------------   ------------
                                                 $     3,500    $  (394,000)   $   (66,187)
                                                 ============   ============   ============

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(5) INCOME TAXES (continued)

    The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities, consist of the following:

                                                         2003           2002
                                                     ------------   ------------
    Deferred tax assets:
         Allowance for doubtful accounts             $    30,000    $    78,000
         Warranty accrual                                 15,000         18,000
         Inventory allowance                           1,047,000      1,094,000
         Accrued vacation                                 36,000          4,000
         State loss carryforwards and income
           tax credits                                   301,000        349,000
         Federal loss carryforwards and tax credits    2,125,000      1,613,000
         Other                                           168,000        190,000
                                                     ------------   ------------
    Gross deferred tax assets                          3,722,000      3,346,000
    Valuation allowance                               (3,607,000)    (3,258,000)
                                                     ------------   ------------
    Total deferred tax assets                            115,000         88,000
    Deferred tax liabilities-depreciation and
         amortization                                   (115,000)       (88,000)
                                                     ------------   ------------
    Net deferred tax assets                          $        --    $        --
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

    The Company has tax credits totaling $148,000. In addition, the Company has Federal and State net operating loss carry forwards in the amount of $6,034,000 and $3,193,000 at December 31, 2003, which are expected to begin expiring in 2014 and 2004, respectively. The State of California has suspended the use of net operating losses until 2004.

    On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the
    Act) was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized and received a $400,000 carry-back refund benefit during 2002, which is partially offset by a $6,000 provision for the minimum tax liability to various states.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(6) STOCK OPTION PLAN

    In 1994, the Company adopted an incentive stock option plan (the "Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally vest over four years from the date of grant, and expire five years after the date of grant.

    The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the financial statements as all grant exercise prices were equal to fair market value on the date of grant.

    There were 86,000 shares granted during 2003. There were no shares granted during 2002. The per share weighted-average fair value of stock options granted during 2003 and 2001 was $0.45 and $.63, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 5 years, expected volatility of 69% and 65% in 2003 and 2001, respectively, no dividends, and risk-free interest rates of 2.75% and 3.7% for 2003 and 2001, respectively.

    Stock option activity during the periods indicated is as follows:

                                                       Year Ended December 31,
                                ----------------------------------------------------------------------
                                         2003                    2002                    2001
                                ----------------------  ----------------------  ----------------------
                                             Weighted-               Weighted-               Weighted-
                                             Average                 Average                 Average
                                  No. of     Exercise     No. of     Exercise    No. of      Exercise
                                  Shares      Price       Shares      Price      Shares       Price
                                ----------  ----------  ----------  ----------  ----------  ----------
    Beginning balance             165,000   $  1.8555     202,500   $  1.8380     213,000   $  1.8539

    Options granted                86,000      0.8200          --          --       5,000      1.1000
    Options exercised              (2,250)     1.2500          --          --      (3,250)     2.6000
    Options expired/cancelled     (16,000)     2.7500     (37,500)     1.7670     (12,250)     1.6100
                                ----------  ----------  ----------  ----------  ----------  ----------

    Ending balance                232,750   $  1.4200     165,000   $  1.8555     202,500   $  1.8380
                                ==========  ==========  ==========  ==========  ==========  ==========

    Balance exercisable           145,250                 122,500                 102,250
                                ==========              ==========              ==========

    The range of exercise prices on options outstanding at December 31, 2003 are as follows:

                                   Weighted
                                    Average       Weighted                    Weighted
       Range of                    Remaining       Average                     Average
       Exercise        Number     Contractual     Exercise      Number        Exercise
        Price       Outstanding       Life          Price     Exercisable       Price
    --------------  ------------  ------------   -----------  -------------  -----------
    $0.81 - $1.00        86,000          4.22    $     0.82             --   $       --
    $1.01 - $1.75        65,750          0.94          1.25         65,750         1.25
    $1.76 - $2.50        75,000          0.27          2.15         75,000         2.15
    $2.51 - $2.69         6,000          1.38          2.69          4,500         3.58
    --------------  ------------  ------------   -----------  -------------  -----------
    $0.81 - $2.69       232,750          2.05    $     1.42        145,250   $     2.27
    ==============  ============  ============   ===========  =============  ===========

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(7) COMMITMENTS

    The Company leases a 14,000 square foot facility in Anaheim, California that it sublet in December 2001. Rental expense for operating leases on the Anaheim, CA facility and Warrenville, IL office (until 2001) approximated $106,000, $103,000, and $94,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has the following future non-cancelable minimum lease obligations and sublease income:

                                 Total         2004         2005         2006
                               ----------   ----------   ----------   ----------
    Minimum lease payments     $ 251,000    $ 109,000    $ 114,000    $  28,000
    Sublease income             (254,000)    (111,000)    (114,000)     (29,000)
                               ----------   ----------   ----------   ----------
    Net lease obligations      $  (3,000)   $  (2,000)   $      --    $  (1,000)
                               ==========   ==========   ==========   ==========

    Bonus Plan for Executive Officers
    ---------------------------------
    On August 7, 1997, the Compensation Committee of the Board of Directors adopted a bonus plan for executives of the Company effective with years beginning January 1, 1997. The plan provides that bonuses will be paid to certain executives of the Company based on a formula of after tax profits which exceed an 8% return on equity, weighted 70% on the current year and 30% on the prior year. The bonus is calculated as a percentage of salary which equals 3, 4, or 5 times the percentage of after tax profits which exceeds an 8% return on equity, weighted 70% on the current year's performance and 30% on the prior year's performance. All executive officers participate in the plan. No bonuses were accrued or paid for each of the years ended December 31, 2003 and 2002.

(8) 401(k) PLAN

    The Company has established a 401(k) savings plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Participants are always fully vested in all of their contributions and attain a vested right to the Company's matching contributions at the rate of 20% for each full year of service after one year until participants are fully vested after six full years of service. Amounts contributed by the Company in 2003, 2002, and 2001 were $75,000, $75,000, and $88,000, respectively.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(9) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

    The following table summarizes the Company's two operating segments: Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, and Amistar Manufacturing Services("AMS"), which encompasses electronics manufacturing services. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                 AIA
                                 -------------------------------------
                                   UNITED            REST OF
                                   STATES    EUROPE   WORLD    TOTAL        AMS    CORPORATE   TOTAL
                                 ---------   ------  ------  ---------   ---------   ------  ---------
YEAR ENDED DECEMBER 31, 2003

Net sales                        $  3,302    $ 179   $ 196   $  3,677    $  8,406    $  --   $ 12,083
                                 =========   ======  ======  =========   =========   ======  =========
Loss from operations                 (294)     (16)    (17)      (327)        (10)      --       (337)
                                 =========   ======  ======  =========   =========   ======  =========
Depreciation and amortization          99       --      --         99         226       29        354
                                 =========   ======  ======  =========   =========   ======  =========
Total assets                        5,392       48      --      5,440       1,998    2,975     10,413
                                 =========   ======  ======  =========   =========   ======  =========
Additions to long-lived assets         67       --      --         67          60       --        127
                                 =========   ======  ======  =========   =========   ======  =========

YEAR ENDED DECEMBER 31, 2002

Net sales                        $  1,524    $ 184   $ 213   $  1,921    $  9,158    $  --   $ 11,079
                                 =========   ======  ======  =========   =========   ======  =========
Loss from operations                 (823)     (99)   (115)    (1,037)       (482)      --     (1,519)
                                 =========   ======  ======  =========   =========   ======  =========
Depreciation and amortization         126       --      --        126         404       15        545
                                 =========   ======  ======  =========   =========   ======  =========
Total assets                        5,520       35       3      5,558       2,502     2,735    10,795
                                 =========   ======  ======  =========   =========   ======  =========
Additions to long-lived assets         14       --      --         14         117       --        131
                                 =========   ======  ======  =========   =========   ======  =========

YEAR ENDED DECEMBER 31, 2001

Net sales                        $  2,674    $ 211   $  92   $  2,977    $ 10,682    $  --   $ 13,659
                                 =========   ======  ======  =========   =========   ======  =========
Income from operations             (1,819)    (143)    (63)    (2,025)     (1,231)      --     (3,256)
                                 =========   ======  ======  =========   =========   ======  =========
Depreciation and amortization         230       --      --        230         438       29        697
                                 =========   ======  ======  =========   =========   ======  =========
Total assets                        5,859       57      --      5,916       2,411    5,339     13,666
                                 =========   ======  ======  =========   =========   ======  =========
Additions to long-lived assets         29       --      --         29         185       --        214
                                 =========   ======  ======  =========   =========   ======  =========

    Occupancy costs related to the Company's San Marcos, CA facility totaling $113,000 were allocated to the AMS division during each of the three years ended December 31, 2003. This occupancy allocation is based on square feet utilized. The basis for attributing revenue to the geographical areas is based on where products and services are sold. The basis for attributing revenue to the segments is based on the nature of the products delivered or services to be performed. In addition, total assets include accounts receivables due from foreign customers aggregating $79,000 at December 31, 2003, $38,000 at December 31, 2002, and $57,000 at December 31, 2001.

                               AMISTAR CORPORATION
                    Notes to Financial Statements, Continued

(10) BUSINESS CONCENTRATIONS

    Most of the Company's customers are located in the United States. During 2003, sales of, $2,666,000 (or 22% of total sales) were made to Merit Medical Systems, Inc., $1,877,000 (or 16% of total sales) were made to Signet Scientific, and $1,573,000 (or 13% of total sales) were made to Chad Therapeutics. During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. During 2001, sales of $2,291,000 (or 17% of total sales) were made to Merit Medical Systems, Inc., $1,634,000 (or 12% of total sales) to Systech Corporation, $1,579,000 (or 12% of total sales) to Chad Therapeutics and $1,532,000 (or 11% of total sales) to Signet Scientific. Sales to all of the above customers were from AMS.

    Management believes that the loss of its most significant customers and the inability to fill the void with sales to replacement customers, would have a material adverse affect on the Company's results of operations and financial condition.

    The Company distributed private label accessories and spare parts under an exclusive OEM supply agreement with i-Pulse Company Ltd. (formerly Tenryu Technics) until June 30, 2001 when the existing agreement terminated. The Company was able to successfully sell off its remaining distributed machine inventory during 2000. During 2002, the Company agreed to distribute and service the i-Pulse equipment line in North America on a non-exclusive basis. The Company and i-Pulse formalized their agreement October 28, 2003.

(11) UNAUDITED QUARTERLY RESULTS


                                                   Quarter Ended,
                              -----------------------------------------------------------
                                3/31         6/30        9/30       12/31     Year Ended
                              ---------   ---------   ---------   ---------  ------------
                                       (In thousands, except per share data)
               2003
    --------------------------
     Net sales                $  2,769    $  2,652    $  3,125    $  3,537    $  12,083
     Gross profit                  548         529         582         568        2,227
     Net loss                     (146)        (79)        (36)        (88)        (349)

     Loss per common share:
       Basic and diluted         (0.05)      (0.03)      (0.01)      (0.03)       (0.11)

               2002
    --------------------------
     Net sales                $  2,641    $  2,827    $  2,844    $  2,767    $  11,079
     Gross profit (loss)           177         182         348         469        1,176
     Net loss                     (102)       (454)       (377)       (166)      (1,099)

     Loss per common share:
       Basic and diluted         (0.03)      (0.15)      (0.12)      (0.05)       (0.36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 1, 2003, the Company's audit committee, as affirmed by the board of directors, dismissed KPMG, LLP ("KPMG") as the Company's independent auditors for the year ending December 31, 2003, and appointed BDO Seidman, LLP as the Company's independent auditors.

      The decision to change auditors is the result of the Company's ongoing efforts to reduce expenses.

      KPMG's reports on the Company's financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 2002 and 2001, and through the subsequent period ended March 26, 2003, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on the Company's financial statements for such years.

      During the fiscal years ended December 31, 2002 and 2001, and through the subsequent period ended March 31, 2003, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

      The Company has provided KPMG with a copy of the foregoing disclosure and KPMG has indicated that it agrees with the statements in the disclosure.

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

      The Company has provided an indemnification letter to KPMG LLP in connection with the issuance of KPMG LLP's consent to the inclusion of their report on the Company's financial statements for the two-year period ended December 31, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference from the section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership and Reporting Compliance" of the Company's definitive Proxy Statement, dated March 25, 2004, to be filed with the Securities and Exchange Commission. On February 26, 2004, management adopted a code of conduct for financial managers entitled "Code of Ethics Applicable to the President and Chief Executive Officer, Chief Financial Officer, Controller and Accounting Manager", which can be found in the Corporate Governance subsection of the Investor Relations section at the Company's website at www.amistar.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by the item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's definitive Proxy Statement, dated March 25, 2004, filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement, dated March 25, 2004, filed with the Securities and Exchange Commission.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans. All of the existing equity compensation plans have been approved by the Company's shareholders.

-------------------------------- ------------------------------ ------------------------------ ------------------------------
                                              (a)                            (b)                            (c)
-------------------------------- ------------------------------ ------------------------------ ------------------------------
                                                                                                   Number of securities
                                  Number of securities to be      Weighted-average exercise       remaining available for
                                    issued upon exercise of         price of outstanding       future issuance under equity
         Plan Category               outstanding options,       options, warrants and rights        compensation plans
                                      warrants and rights                                          (excluding securities
                                                                                                 reflected in column (a))
-------------------------------- ------------------------------ ------------------------------ ------------------------------
   Equity compensation plans
 approved by security holders               232,750                         $1.42                         70,500
-------------------------------- ------------------------------ ------------------------------ ------------------------------
 Equity compensation plans not
 approved by security holders                None                           None                           None
-------------------------------- ------------------------------ ------------------------------ ------------------------------

             Total                          232,750                         $1.42                         70,500
-------------------------------- ------------------------------ ------------------------------ ------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is included under the caption "Fees to Independent Auditors" of the Company's definitive Proxy Statement, dated March 25, 2004, and filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   The following financial statements of Amistar Corporation are set forth in item 7 of this Annual Report on Form 10-K:

             1.  Independent Auditors' Report
                    Financial Statements:
                      Balance Sheets - December 31, 2003 and 2002
                      Statements of Operations - Years ended December 31, 2003, 2002, and 2001.
                      Statements of Shareholders' Equity-Years ended December 31, 2003, 2002 and 2001
                      Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
                      Notes to Financial Statements - Years ended December 31, 2003, 2002 and 2001

            2. The following Financial Statement Schedule as of and for the years ended December 31, 2003, 2002 and 2001 is submitted herewith:
                      Schedule II - Valuation and Qualifying Accounts
                      All other schedules are omitted because they are not applicable or the required information is disclosed elsewhere.

            3.   Exhibits:

            3.1 (1)   Restated Articles of Incorporation of Registrant, as
                      amended.
            3.2 (1)   Bylaws of Registrant, as amended.

           10.1 (1) Lease dated July 30, 1982, between Registrant (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454.

           10.2 (1) Export Distributorship Agreement dated August 17, 1981 between the Registrant and Automation, Ltd. (England, Scotland, Wales and Ireland).

           10.3 (1) Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.

           10.4 (1) Form of Contract for Sales Representatives used in the United States.

           10.5 (3) Letter Agreement dated December 6, 1984, between Registrant and First Interstate Bank of California.

           10.6 (2) 1984 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.

           10.7 (3) Deed of Trust with assignment of rents and promissory note dated September 21,1984, with respect to the purchase of land in San Marcos, California.

           10.8 (3) Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of Sam Marcos on December 19, 1985.

           10.9 (5)   Bank agreement dated November 19, 1984.

           10.10 (4)  Amendments to the stock option plan.

           10.11 (5)  Form of Indemnity Agreement

           10.12 (6)  1994 Employee Stock Option Plan

           22.1 (1)   List of Subsidiaries

           23.1       Independent Auditors' Consent-BDO Seidman, LLP

           23.2       Independent Auditors' Report on Schedule and Consent-KPMG
                      LLP

           24.1*      Power of Attorney (included on the signature pages hereof)

           31.1 Certifications pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002-BDO Seidman, LLP

           31.2 Certifications pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002-KPMG LLP

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, (CONTINUED)

      (1) These exhibits are incorporated by reference from the exhibits of the same number in the Company's Registration Statement on form S-1 (No. 2-897782).

      (2) This exhibit is incorporated by reference from the exhibits numbered 28.1, 28.2 and 28.3 of the Company's Registration Statement on Form S-8 (No. 2-94696).

      (3) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1985.

      (4) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1986.

      (5) This exhibit is incorporated by reference from the exhibits of the same number in the Company's Annual Report on form 10-K for Year ended December 31, 1987.

      (6) This exhibit is incorporated by reference of the Company's Registration Statement of Form-S-8 filed February 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                       AMISTAR CORPORATION

                                                       /s/ Stuart C. Baker
                                                       -------------------------
                                                       Stuart C. Baker
                                                       President

Date:  March 26, 2004

                                POWER OF ATTORNEY

      KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart C. Baker and Gregory D. Leiser, jointly and severally, his attorney-in-fact, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or case to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

  /s/ Stuart C. Baker              President and Chairman of the Board              March 26, 2004
-------------------------------    (Principal Executive Officer)
      Stuart C. Baker

  /s/ Gregory D. Leiser            Vice President Finance and Chief                 March 26, 2004
-------------------------------    Financial Officer
      Gregory D. Leiser            (Principal Financial and Accounting Officer)

  /s/ Sanford B. Ehrlich           Director                                         March 26, 2004
-------------------------------
      Dr. Sanford B. Ehrlich

  /s/ William W. Holl              Secretary, Treasurer and                         March 26, 2004
-------------------------------    Director
      William W. Holl

  /s/ Gordon S. Marshall           Director                                         March 26, 2004
-------------------------------
      Gordon S. Marshall

  /s/ Carl C. Roecks               Director                                         March 26, 2004
-------------------------------
      Carl C. Roecks

  /s/ Howard C. White              Director                                         March 26, 2004
-------------------------------
      Howard C. White

                    Independent Auditors' Report on Schedule

The Board of Directors
Amistar Corporation:

The audit referred to in our report dated January 30, 2004, included the related financial statement schedule as of December 31, 2003 and for the year then ended, included in the Form 10-K of Amistar Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/ BDO Seidman, LLP
                                                    BDO Seidman, LLP

Costa Mesa, California
January 30, 2004

                               AMISTAR CORPORATION
                                   Schedule II
                        Valuation and Qualifying Accounts

                       Three years ended December 31, 2003

    Column A         Column B           Column C          Column D     Column E
------------------  -----------  ----------------------  ----------  -----------
                                       Additions
                                 ----------------------
                     Balance at    Charged to  Charged                 Balance
                     beginning     costs and   to other                at end
   Description       of period     expenses    accounts  Deductions   of period
------------------  -----------  ------------  --------  ----------  -----------

Allowance for doubtful accounts

             2003  $   90,094   $   (20,000)   $    --   $  (5,678)  $   75,772
                    ===========  ============  ========  ==========  ===========
             2002  $  187,497   $   (60,379)   $    --   $  37,024   $   90,094
                    ===========  ============  ========  ==========  ===========
             2001  $  138,922   $    60,000    $ 8,197   $  19,622   $  187,497
                    ===========  ============  ========  ==========  ===========

Allowance for inventory excess
   and obsolescence:

            2003   $2,173,825   $         --   $    --   $ 117,946   $2,055,879
                   ===========  =============  ========  ==========  ===========
            2002   $1,995,717   $    174,524   $ 3,584   $      --   $2,173,825
                   ===========  =============  ========  ==========  ===========
            2001   $1,532,350   $    463,367   $    --   $      --   $1,995,717
                   ===========  =============  ========  ==========  ===========

Net deferred tax asset valuation allowance:

            2003   $3,258,000   $    349,000   $    --   $      --   $3,607,000
                   ===========  =============  ========  ==========  ===========
            2002   $3,096,000   $    562,000   $    --   $ 400,000   $3,258,000
                   ===========  =============  ========  ==========  ===========
            2001   $1,886,000   $  1,210,000   $    --   $      --   $3,096,000
                   ===========  =============  ========  ==========  ===========

SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT ON SCHEDULE.