Form 10QSB
period 2004-03-31
AMISTAR CORP
filed 2004-05-06
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT 7

            For the transition period from __________ to __________.

                         COMMISSION FILE NUMBER: 0-13403

                               AMISTAR CORPORATION
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                             95-2747332
          ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          237 Via Vera Cruz
        San Marcos, California                                     92069
        ----------------------                                     -----
(Address of principal executive offices)                         (Zip code)

                                 (760) 471-1700
                                 ---------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

There were 3,080,794 shares of common stock outstanding as of April 27, 2004.

Transitional Small Business Disclosure Format (Check one):

    Yes [ ]     No [X]

                               AMISTAR CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3
         Notes to the Unaudited Condensed Financial Statements ................6

Item 2.  Management's Discussion and Analysis and Results of Operations.......14

Item 3.  Controls and Procedures..............................................17

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................17

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                       Mar. 31,        Dec. 31,
                                                         2004            2003
                                                       ----------     ----------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                           $    2,456     $    2,439
   Restricted cash                                             60            130
   Trade accounts receivable, net of
     reserves of $66 (2004) and $76 (2003)                  1,391          1,309
   Inventories, net of reserves of
     $2,192 (2004) and $2,056 (2003)                        2,294          2,313
   Demonstration equipment                                      1             53
   Prepaid expenses                                           185            339
                                                       ----------     ----------
     Total current assets                                   6,387          6,583

Property and equipment, net                                 3,857          3,764
Other assets                                                   58             66
                                                       ----------     ----------

                                                       $   10,302     $   10,413
                                                       ==========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $      384     $      321
   Accrued liabilities                                        639            362
   Industrial development bonds                             2,800          2,900
                                                       ----------     ----------
      Total current liabilities                             3,823          3,583
                                                       ----------     ----------
Shareholders' equity:
  Preferred stock, $.01 par value. Authorized
    2,000,000 shares; none outstanding                         --             --
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,080,794 and
     3,080,544 shares issued and
     outstanding at Mar. 31, 2004 and
     Dec. 31, 2003, respectively                               31             31
  Additional paid-in capital                                4,532          4,532
  Retained earnings                                         1,916          2,267
                                                       ----------     ----------
     Total shareholders' equity                             6,479          6,830
                                                       ----------     ----------

                                                       $   10,302     $   10,413
                                                       ==========     ==========

See accompanying notes to unaudited condensed financial statements.

                               AMISTAR CORPORATION
                       Condensed Statements of Operations
               (Unaudited and in thousands, except per share data)

                                                         Three months ended
                                                              Mar. 31,
                                                       2004             2003
                                                   ------------     ------------

Net sales                                          $     3,056      $     2,769

Cost of sales                                            2,527            2,221
                                                   ------------     ------------

Gross profit                                               529              548
                                                   ------------     ------------

Operating expenses:
  Selling                                                  367              331
  General and administrative                               395              252
  Engineering, research and development                    117              107
                                                   ------------     ------------
                                                           879              690
                                                   ------------     ------------

Loss from Operations                                      (350)            (142)

Other income (expense), net                                 --               (3)
                                                   ------------     ------------

Loss before income taxes                                  (350)            (145)

Income taxes                                                 1                1
                                                   ------------     ------------

Net loss                                           $      (351)     $      (146)
                                                   ============     ============

Loss per common share-
   basic and diluted                               $     (0.11)     $     (0.05)
                                                   ============     ============

Weighted average shares
   outstanding, basic and diluted                        3,081            3,083
                                                   ============     ============

See accompanying notes to unaudited condensed financial statements.

                               AMISTAR CORPORATION
                            Statements of Cash Flows
                          (Unaudited and in thousands)

Three months ended Mar. 31,                             2004           2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                           $      (351)   $      (146)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                             88             94
    Changes in assets and liabilities:
      Trade accounts receivable, net                         (82)           236
      Inventories                                             19             85
      Demonstration equipment                                 52             --
      Prepaid expenses and other assets                      162             74
      Accounts payable and accrued liabilities               340            101
                                                     ------------   ------------

Net cash provided by operating activities                    228            444
                                                     ------------   ------------

Cash flows from investing activities-
  Purchase of property and equipment                        (181)           (35)
                                                     ------------   ------------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                (100)          (100)
  Decrease in restricted cash, net                            70             70
  Repurchase of common stock                                  --             (1)
                                                     ------------   ------------
Net cash used in financing activities                        (30)           (31)
                                                     ------------   ------------

Net increase in cash and cash equivalents                     17            378
Cash and cash equivalents, beginning of period             2,439          2,383
                                                     ------------   ------------
Cash and cash equivalents, end of period             $     2,456    $     2,761
                                                     ============   ============

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                      $         7    $         7
                                                     ============   ============
       Income taxes                                  $         4    $         3
                                                     ============   ============

See accompanying notes to unaudited condensed financial statements.

                               AMISTAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)      BUSINESS AND CURRENT EVENTS

     As described in more detail in note 3 of the financial statements, the Company has decided to enter into the retail market as a provider of newly developed, innovative equipment. The Company began development of the equipment and incurred formation costs during the current quarter in anticipation of the transaction, which closed on April 7, 2004.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2004, its results of operations for the three-month periods ended March 31, 2004 and 2003, and its cash flows for the three month periods ended March 31, 2004 and 2003, respectively. The results of operations of the Company for the three-month period ended March 31, 2004 may not be indicative of future results. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $2,192 and $2,056 at March 31, 2004 and December 31, 2003, respectively:

                              Mar. 31                         Dec. 31,
                               2004                             2003
                 -------------------------------   -----------------------------
                      AIA       AMS      Total         AIA       AMS      Total
Raw Material        $ 295     $ 829     $ 1,124      $ 295     $ 817     $1,112
Work In Process       513        83         596        480        92        572
Finished Goods        498        76         574        550        79        629
                 -------------------------------   -----------------------------
 Total            $ 1,306     $ 988     $ 2,294     $1,325     $ 988     $2,313
                 ===============================   =============================

Earnings Per Common Share
-------------------------

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

                                               Three months ended
                                                     Mar. 31,
                                              2004            2003
                                         --------------- ---------------
 Weighted-average shares, basic                   3,081           3,083

 Dilutive effect of stock options                     -               -
                                         --------------- ---------------
 Weighted-average shares-
     basic and diluted                            3,081           3,083
                                         =============== ===============

     Options to purchase 166,000 and 233,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2004 and 2003 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

     The Company maintains a letter of credit from its bank in support of the $2,800,000 industrial development bonds, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.05% during the quarter ending March 31, 2004. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on January 13, 2004.

     The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2004, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying balance sheets.

     The inability of the Company to return to profitability could result in a default under the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a materially adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in the next 12 months, and the Company would have adequate finances to fund its operating, investing and financing activities during the next 12 months under either scenario for repayment of its industrial development bonds.

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's three operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, Amistar Manufacturing Services ("AMS"), which encompasses electronics manufacturing services, and Distributed Delivery Networks ("ddn"), which encompasses prototype development and start-up operating costs and anticipated manufacturing and marketing of automation equipment primarily to the retail market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                      AIA
                                    -------------------------------------
                                       United
                                       States      Foreign      Total         AMS          ddn      Corporate       Total
--------------------------------------------------------------------------------------------------------------- ------------
 Three months ended Mar. 31, 2004
 Net sales                              $ 1,174        $ 36      $ 1,210      $ 1,846         $ -          $ -       $3,056
                                    ============ =========== ============ ============ ===========  =========== ============
 Depreciation and amortization               22           -           22           58           -            8           88
                                    ============ =========== ============ ============ ===========  =========== ============
 Loss from operations                         7           -            7         (147)       (210)           -         (350)
                                    ============ =========== ============ ============ ===========  =========== ============
 Total assets                             4,462          22        4,484        2,077           -        3,741       10,302
                                    ============ =========== ============ ============ ===========  =========== ============
 Additions to long-lived assets              21           -           21          157           -            3          181
                                    ============ =========== ============ ============ ===========  =========== ============

 Three months ended Mar. 31, 2003
 --------------------------------

 Net sales                                $ 593        $ 36        $ 629      $ 2,140         $ -          $ -       $2,769
                                    ============ =========== ============ ============ ===========  =========== ============
 Depreciation and amortization               29           -           29           58           -            7           94
                                    ============ =========== ============ ============ ===========  =========== ============
 Loss from operations                      (196)        (11)        (207)          65           -            -         (142)
                                    ============ =========== ============ ============ ===========  =========== ============
 Total assets                             4,456          70        4,526        2,157           -        3,950       10,633
                                    ============ =========== ============ ============ ===========  =========== ============
 Additions to long-lived assets              35           -           35            -           -            -           35
                                    ============ =========== ============ ============ ===========  =========== ============

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


w
Product Warranty Information


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

     Warranty cost and accrual information is as follows for the three months ended Mar. 31, 2004 and 2003:

                                 Charged to
      Period       Beginning      costs and                           Ending
     Beginning      Balance        expense       Deductions          Balance
--------------------------------------------------------------------------------
       2004       $  37,698     $   8,787       $    (162)          $  46,323
                 ============   ==========      ===========        =============

       2003       $  45,876      $  7,160       $  (7,160)          $  45,876
                 ============   ==========      ===========        =============

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

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2004 and 2003 as follows ($ in thousands, except per share amounts):

                                                             Three months ended
                                                                  Mar. 31,
                                                              2004       2003
                                                              ----       ----

Net loss - as reported                                       $ (351)     $ (146)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                                             --          --

Total stock-based employee
  compensation expense determined
  under fair-value-based method for all

  rewards, net of tax                                            (3)         (5)
                                                             -------     -------
Pro forma net loss                                           $ (354)     $ (151)
                                                             =======     =======

Loss per share:
Basic, as reported                                           $(0.11)     $(0.05)
Diluted, as reported                                         $(0.11)     $(0.05)
Basic, pro forma                                             $(0.11)     $(0.05)
Diluted, pro forma                                           $(0.11)     $(0.05)

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Stock option activity during the three months ending March 31, 2004 was as follows:

                                               NUMBER          WEIGHTED AVERAGE
(SHARES IN THOUSANDS)                        OF SHARES          EXERCISE PRICE
---------------------                        ---------          --------------

Outstanding, Dec 31, 2003                      232,750             $   1.42

Granted                                             --                   --

Exercised                                          250                 0.81

Expired
                                               (67,000)                2.13
                                           -----------             ---------

Outstanding, Mar. 31, 2004
                                               165,500             $   1.13
                                           ===========             =========

The range of exercise prices on options outstanding at March 31, 2004 are as follows:

                              Weighted
                               Average
                              Remaining   Weighted               Weighted
   Range of                  Contractual  Average                Average
   Exercise        Number     Life (in    Exercise    Number     Exercise
    Price       Outstanding     Years)     Price    Exercisable    Price
--------------  -----------  -----------  --------  -----------  --------
$0.81 - $1.00      85,750       4.00      $  0.82     21,250     $  1.42
$1.01 - $1.75      65,750       0.70         1.25     65,750        0.99
$1.76 - $2.50       8,000       0.60         2.31      8,000        2.31
$2.51 - $2.69       6,000       1.10         2.69      4,500        3.58
--------------  -----------  -----------  --------  -----------  --------
$0.81 - $2.69     165,500       2.40      $  1.13     99,500     $  1.87
==============  ===========  ===========  ========  ===========  ========

                               AMISTAR CORPORATION
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

(3)      SUBSEQUENT EVENT

     The Company incorporated a new subsidiary, Distributed Delivery Networks Corporation ("ddn") on February 3, 2004, through which it plans to market and install newly developed, innovative equipment for use by retail stores.

     ddn was capitalized with $255 from the Company and the two third parties (one is now an employee of ddn and the other retained as a consultant - hereafter called "ddn Founders") in exchange for common stock. On April 7, 2004, the Company and the ddn Founders entered into definitive agreements related to the ownership and management of ddn, and commenced business on that day. The ddn Founders purchased a 49% restricted interest in ddn. The restrictions lapse ratably over a thirty-six month period. The Company retains a repurchase right, in the event of termination of the ddn Founders as employees or as consultants, under certain conditions, which also lapses ratably over the thirty-six month period. The Company plans to retain an appraisal firm during the second quarter of 2004 for the purpose of obtaining a valuation of ddn as of April 7, 2004 to determine compensation expense, if any, to the ddn Founders for any excess of value received over the purchase price of their shares.

     The Company will finance the subsidiary's operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable in full.

     Due to the lack of substantial capitalization by the ddn Founders, the Company will bear 100% of the losses of ddn and as a result bears significant risk of loss of the principal and accrued interest related to the aforementioned loan.

     The loan agreement provides for a bonus to the ddn Founders equal to the interest accrued on the note and a redemption option exercisable by the Company during the six-month period beginning April 7, 2004 by which the Company has a right to redeem its shares and require repayment of the note if certain performance conditions are not met.

     The Company has also entered into a manufacturing and development agreement with ddn to develop and manufacture the equipment.

     ddn is a newly formed start up company and is subject to the general risks and uncertainties associated with a start-up enterprise, including the substantial risk of business failure.

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

                              RESULTS OF OPERATIONS

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Net Sales
---------

     Net sales for the three months ended March 31, 2004 were $3,056,000 compared to $2,769,000 for the same period in the prior year, an increase of 10.4%. The sales growth primarily was from an increase in AIA sales.

     During the current quarter, the Amistar Industrial Automation ("AIA") division shipped three of its DataPlace 100LP machines, three of its DataPlace SBL machines, and two of its distributed circuit board assembly machines, compared to one DataPlace 1M machine and one DataPlace SBL machine sold during the first quarter of 2003.

     Sales of distributed circuit board assembly machine accessories and spare parts grew 460% over the first quarter of 2003, from $80,000 to $448,000, as the Company sold two machines during the first quarter of 2004 compared to no sales during the first quarter of 2003.

     Sales of AIA custom factory automation and other products in the first quarter of 2004 primarily included two minor specialty machines and machine shop services similar to the first quarter of 2003. The AIA division has in production four custom engineered machines to fulfill contracts received from customers doing business in the eyeglass lens, RF identification, landscaping products, and medical optical manufacturing industries.

     The Amistar Manufacturing Services division ("AMS") sales declined 13.7% to $1,846,000 for the three months ended March 31, 2004, from $2,140,000 for the same period in 2003 primarily due to reduced orders from two major customers, one of which, the Company expects to lose to an out-of-state manufacturing services provider.

Gross Profit
------------

     Gross profit decreased $19,000, or 3%, to $529,000 during the quarter ended March 31, 2004 compared to $548,000 in the same period in 2003. This decrease was due primarily to the decline in AMS sales and partially offset by the increase in AIA sales.

                               AMISTAR CORPORATION

Selling Expenses
----------------

     Selling expenses increased 11% in the current quarter from the first quarter of 2003, from $331,000 to $367,000 primarily due to commissions accrued on increased machine sales.

General and Administrative Expenses
-----------------------------------

     The general and administrative expenses increased 57%, from $252,000 in the first quarter of 2003 to $395,000 in the first quarter of 2004 primarily due to ddn formation costs.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased 9% in the current quarter over the same period in 2003, from $107,000 to $117,000. The primary utilization of the engineering staff has been in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $30,000 in engineering labor costs to work-in-process inventory and $43,000 to cost of sales related to design contracts, most of which is expected to be complete in the second quarter of 2004. During the quarter, costs of $82,000 were incurred related to development of the first ddn machine.

Income Taxes
------------

     The $1,000 provision represents the Company's minimum tax liability to various states.

     A 100% valuation allowance was recorded against deferred tax assets.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided from operating activities was $228,000 for the three months ended March 31, 2004, a $216,000 decrease over the cash provided from operating activities of $444,000 for the three months ended March 31, 2003. The decline was due to the increased loss, which included ddn formation and development costs, increased investments in AMS assembly equipment and partially offset by a greater increase in accounts payable and a greater decrease in prepaid expenses.

     The Company maintains a letter of credit from its bank in support of the $2,800,000 industrial development bonds, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.05% during the quarter ending March 31, 2004. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on

                               AMISTAR CORPORATION

January 13, 2004. The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At March 31, 2004, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying balance sheets.

     The inability of the Company to return to profitability could result in a default under the terms of the Union Bank of California Reimbursement Agreement, which supports the stand-by letter of credit guaranteeing the Company's performance on the industrial development bonds. In the event the Company defaults and is unable to present a viable turn-around plan satisfactory to its bank, such event could cause the bank to require the Company to seek a substitute guarantor, re-finance the building with alternative financing or sell the San Marcos, California facility. The inability of the Company to successfully substitute a guarantor or to re-finance the building could have a materially adverse effect on the Company's business. The Company will continue to seek waivers for any covenant violations in the future until the Company returns to profitability and a modification of the covenants can be negotiated.

     In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2004 or in 2005 prior to December 1, 2005, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 and 2005 under either scenario for repayment of its industrial development bonds.

     Management believes that as a result of the reduction in the loss in 2003 compared to 2002 and the achievement of positive operating cash flow (defined as net loss plus depreciation and amortization) for 2003, although the Company increased its loss in the current quarter over the same quarter in 2003, the bank's comfort in the Company's ability to continue as a viable company and service its debt has improved greatly and that the bank more than likely will continue to forbear until December 1, 2005 when the bond term expires. The Company expects to refinance the building when the bonds come due in December 2005, with a conventional fully amortized loan from a new lender at rates in line with the current market for such a loan.

     During April 2004, the Company made a $1,300,000 loan from existing cash on hand to ddn to fund machine development and start-up operations. The Company expects ddn to expend approximately $1,200,000 of this amount during 2004. While the Company's cash position will decrease significantly as a result of utilization of the loan proceeds, the Company believes it will have sufficient remaining cash on hand to fund its operations. The Company's $1,300,000 loan to ddn to fund the new venture is subject to significant risks and uncertainties of success while ddn executes its plan to market newly developed, innovative equipment for use by retail stores.

     The Company's primary sources of liquidity consist of cash and cash equivalents and working capital. If the bank continues to grant waivers on the irrevocable letter of credit reimbursement agreement, the Company believes that its cash and cash equivalents provided from operations and cash and cash equivalents balances at March 31, 2004 will be adequate

                               AMISTAR CORPORATION
                   Liquidity and Capital Resources, continued

to support its operating, investing and financing requirements for the next twelve month period. In the event the bank chooses to forebear no longer, management would consider several options which include utilizing some portion of cash, re-financing the SanMarcos, California building with alternative financing, a sale-leaseback or saleof the San Marcos, California facility and relocation to a leased facility.Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2004, and the Company would have adequate finances to fund its operating,investing and financing activities during the next twelve month period under either scenario for repayment of its Industrial Bonds.

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 1-5 Non-Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  31.1 Certifications of the Company's President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
                  32.1 Certifications of the Company's President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                               AMISTAR CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2004

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