Form 10QSB
period 2004-06-30
AMISTAR CORP
filed 2004-08-05
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT 7

         For the transition period from ____________ to ______________.

                         COMMISSION FILE NUMBER: 0-13403

                               AMISTAR CORPORATION
        (Exact name of small business issuer as specified in its charter)

                CALIFORNIA                                 95-2747332
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            237 Via Vera Cruz
          San Marcos, California                             92078
 (Address of principal executive offices)                  (Zip code)

                                 (760) 471-1700
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]   No [ ]


There were 3,093,294 shares of common stock outstanding as of July 30, 2004.


Transitional Small Business Disclosure Format (Check one):

                             Yes [ ]   No [X]

                               AMISTAR CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................3
         Notes to the Unaudited Condensed
           Consolidated Financial Statements..................................6

Item 2.  Management's Discussion and Analysis
          and Results of Operations..........................................14

Item 4.  Controls and Procedures.............................................18

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................19

Part I
Item 1. Financial Statements

                               Amistar Corporation
                      Condensed Consolidated Balance Sheets
                 (Unaudited and in thousands, except share data)

                                                         Jun. 30,      Dec. 31,
                                                           2004          2003
                                                         --------      --------

ASSETS
Current assets:
   Cash and cash equivalents                             $ 1,849       $ 2,439
   Restricted cash                                            90           130
   Trade accounts receivable, net of
     reserves of $66 (2004) and $74 (2003)                 1,198         1,309
   Inventories, net of reserves of
     $2,138 (2004) and $2,056 (2003)                       2,489         2,313
   Demonstration equipment                                     1            53
   Prepaid expenses                                          127           339
                                                         --------      --------
     Total current assets                                  5,754         6,583

Property and equipment, net                                3,827         3,764
Other assets                                                  53            66
                                                         --------      --------

                                                         $ 9,634       $10,413
                                                         ========      ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   284       $   321
   Accrued liabilities                                       797           362
   Industrial development bonds                            2,800         2,900
                                                         --------      --------
      Total current liabilities                            3,881         3,583
                                                         --------      --------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
    2,000,000 shares; none outstanding                        --            --
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,082,044 and
     3,080,544 shares issued and
     outstanding at Jun. 30, 2004 and
     Dec. 31, 2003, respectively                              31            31
  Additional paid-in capital                               4,549         4,532
  Retained earnings                                        1,173         2,267
                                                         --------      --------
     Total shareholders' equity                            5,753         6,830
                                                         --------      --------
                                                         $ 9,634       $10,413
                                                         ========      ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                            AMISTAR CORPORATION
                              Condensed Consolidated Statements of Operations
                            (Unaudited and in thousands, except per share data)

                                                 Three months ended                 Six months ended
                                                       Jun. 30                          Jun. 30,
                                                2004             2003             2004             2003
                                            ------------     ------------     ------------     ------------
Net sales                                   $     2,260      $     2,652      $     5,316      $     5,421

Cost of sales                                     2,022            2,135            4,549            4,366
                                            ------------     ------------     ------------     ------------

Gross profit                                        238              517              767            1,055
                                            ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                           424              313              791              643
  General and administrative                        361              235              756              478
  Engineering, research and development             193               43              310              150
                                            ------------     ------------     ------------     ------------
                                                    978              591            1,857            1,271
                                            ------------     ------------     ------------     ------------

Loss from Operations                               (740)             (74)          (1,090)            (216)

Other income (expense), net                          (3)              (4)              (3)              (7)
                                            ------------     ------------     ------------     ------------

Loss before income taxes                           (743)             (78)          (1,093)            (223)

Income taxes                                         --                1                1                2
                                            ------------     ------------     ------------     ------------

Net loss                                    $      (743)     $       (79)     $    (1,094)     $      (225)
                                            ============     ============     ============     ============

Loss per common share-
   basic and diluted                        $     (0.24)     $     (0.03)     $     (0.36)     $     (0.07)
                                            ============     ============     ============     ============

Weighted average shares
   outstanding, basic and diluted                 3,082            3,081            3,081            3,082
                                            ============     ============     ============     ============

              SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                     4

                                AMISTAR CORPORATION
                  Condensed Consolidated Statements of Cash Flows
                           (Unaudited and in thousands)


Six months ended Jun. 30,                                    2004          2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                 $(1,094)     $  (225)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                              188          183
    Non-cash compensation expense                               16           --
    Changes in assets and liabilities:
      Trade accounts receivable, net                           111          380
      Inventories                                             (176)        (105)
      Demonstration equipment                                   52           --
      Prepaid expenses and other assets                        225          132
      Accounts payable and accrued liabilities                 398          161
                                                           --------     --------

Net cash provided by (used in) operating activities           (280)         526
                                                           --------     --------

Cash flows from investing activities-
  Purchase of property and equipment                          (251)         (44)
                                                           --------     --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                  (100)        (100)
  Decrease in restricted cash, net                              40           40
  Exercise of stock options                                      1           --
  Repurchase of common stock                                    --           (5)
                                                           --------     --------
Net cash used in financing activities                          (59)         (65)
                                                           --------     --------

Net increase (decrease) in cash and cash equivalents          (590)         417
Cash and cash equivalents, beginning of period               2,439        2,383
                                                           --------     --------
Cash and cash equivalents, end of period                   $ 1,849      $ 2,800
                                                           ========     ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                            $    15      $    15
                                                           ========     ========
       Income taxes                                        $     5      $     3
                                                           ========     ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      BUSINESS AND CURRENT EVENTS

         The Company incorporated a new subsidiary, Distributed Delivery Networks Corporation ("ddn") on February 3, 2004, through which it plans to market and install newly developed, innovative equipment for use by retail stores. The initial focus will be on retail pharmacy store automation.

         ddn was capitalized with $255 from the Company and the two third parties (one is now an employee of ddn and the other retained as a consultant - hereafter called "ddn Founders") in exchange for common stock. On April 7, 2004, the Company and the ddn Founders entered into definitive agreements related to the ownership and management of ddn, and commenced business on that day. The ddn Founders purchased a 49% restricted interest in ddn for nominal consideration. The restrictions lapse ratably over a thirty-six month period. The Company retains a repurchase right, in the event of termination of the ddn Founders as employees or as consultants, under certain conditions, which also lapses ratably over the thirty-six month period. The interest of ddn purchased by the ddn Founders was valued at approximately $200,000 by the Company. The Company accounts for the fair value of the ddn Founders interest as a charge to compensation expense ratably over the thirty-six month restriction period. The charge to compensation expense totaled $16,000 for the three and six-month periods ended June 30, 2004.

         The Company financed the subsidiary's operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable in full.

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

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2004, its results of operations for the three and six-month periods ended June 30, 2004 and 2003, and its cash flows for the six month periods ended June 30, 2004 and 2003, respectively. The results of operations of the Company for the six-month period ended June 30, 2004 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $2,138 and $2,056 at June 30, 2004 and December 31, 2003, respectively:

                                    Jun. 30,                   Dec. 31,
                                     2004                       2003
                           ------------------------    -------------------------
                           AIA      AMS      Total       AIA     AMS      Total
                          -------  -------  -------    -------  -------  -------

         Raw Material     $  287   $  615   $  902     $  295   $  817   $1,112
         Work In Process     467      490      957        480       92      572
         Finished Goods      494      136      630        550       79      629
                          -------  -------  -------    -------  -------  -------
          Total           $1,248   $1,241   $2,489     $1,325   $  988   $2,313
                          =======  =======  =======    =======  =======  =======

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


                                    Three months ended    Six months ended
                                         Jun. 30,             Jun. 30,
                                      2004      2003       2004     2003
                                     ------    ------    ------    ------
Weighted-average shares, basic       3,082     3,081     3,081     3,081

Dilutive effect of stock options        --        --        --        --
                                     ------    ------    ------    ------
Weighted-average shares-
     basic and diluted               3,082     3,081     3,081     3,081
                                     ======    ======    ======    ======


         Options to purchase 240,000 and 83,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2004 and 2003 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

         The Company maintains a letter of credit from its bank in support of the $2,800,000 industrial development bonds, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.08% during the quarter ending June 30, 2004. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on January 13, 2004.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At June 30, 2004, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying unaudited condensed consolidated balance sheets.

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

         In the event the bank chooses to no longer forbear, management would consider several options which include utilizing some portion of cash, refinancing the building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that repayment of the Company's industrial development bonds would be required in 2004 or in 2005 prior to December 1, 2005.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


Industry Segments and Geographic Information
--------------------------------------------

         The following table summarizes the Company's three operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, Amistar Manufacturing Services ("AMS"), which encompasses electronics manufacturing services, and the Company's subsidiary Distributed Delivery Networks ("ddn"), which encompasses prototype development and start-up operating costs and anticipated manufacturing and marketing of automation equipment primarily to the retail market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                       AIA
                                      -------------------------------------
                                      UNITED
                                      STATES    FOREIGN     TOTAL       AMS        DDN    CORPORATE     TOTAL
--------------------------------------------------------------------------------------------------   ----------
THREE MONTHS ENDED JUN. 30, 2004

Net sales                            $   815     $ 32     $   847     $ 1,413     $ --     $  --     $  2,260
                                     ========    =====    ========    ========    =====    ======    =========
Depreciation and amortization             25       --          25          68       --         7          100
                                     ========    =====    ========    ========    =====    ======    =========
Loss from operations                    (145)      (6)       (151)       (215)    (374)       --         (740)
                                     ========    =====    ========    ========    =====    ======    =========
Total assets                           4,108       35       4,143       2,194      840     2,457        9,634
                                     ========    =====    ========    ========    =====    ======    =========
Additions to long-lived assets            35       --          35          19       16        --           70
                                     ========    =====    ========    ========    =====    ======    =========

THREE MONTHS ENDED JUN. 30, 2003

Net sales                            $   705     $ 31     $   736     $ 1,916     $ --     $  --     $  2,652
                                     ========    =====    ========    ========    =====    ======    =========
Depreciation and amortization             26       --          26          55       --         8           89
                                     ========    =====    ========    ========    =====    ======    =========
Loss from operations                     (60)      (2)        (62)        (12)      --        --          (74)
                                     ========    =====    ========    ========    =====    ======    =========
Total assets                           4,558       52       4,610       2,039       --     3,961       10,610
                                     ========    =====    ========    ========    =====    ======    =========
Additions to long-lived assets             9       --           9          --       --        --            9
                                     ========    =====    ========    ========    =====    ======    =========

SIX MONTHS ENDED JUN. 30, 2004

Net sales                            $ 1,988     $ 69     $ 2,057     $ 3,259     $ --     $  --     $  5,316
                                     ========    =====    ========    ========    =====    ======    =========
Depreciation and amortization             47       --          47         127       --        14          188
                                     ========    =====    ========    ========    =====    ======    =========
Loss from operations                    (138)      (6)       (144)       (362)    (584)       --       (1,090)
                                     ========    =====    ========    ========    =====    ======    =========
Additions to long-lived assets            56       --          56         176       16         3          251
                                     ========    =====    ========    ========    =====    ======    =========

SIX MONTHS ENDED JUN. 30, 2003

Net sales                            $ 1,298     $ 67     $ 1,365     $ 4,056     $ --     $  --     $  5,421
                                     ========    =====    ========    ========    =====    ======    =========
Depreciation and amortization             55       --          55         113       --        15          183
                                     ========    =====    ========    ========    =====    ======    =========
Loss from operations                    (256)     (13)       (269)         53       --        --         (216)
                                     ========    =====    ========    ========    =====    ======    =========
Additions to long-lived assets            44       --          44          --       --        --           44
                                     ========    =====    ========    ========    =====    ======    =========

                                                       10

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

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

         Warranty cost and accrual information is as follows for the three and six months ended Jun. 30, 2004 and June 30, 2003:


                          Charged to
 Quarter      Beginning    costs and                     Ending
  ended        Balance      expense      Deductions     Balance
----------------------------------------------------------------
6/30/2004     $ 46,323     $ 12,235      $(10,167)     $ 48,391
              =========    =========     =========     =========
3/31/2004     $ 37,698     $  8,787      $   (162)     $ 46,323
              =========    =========     =========     =========

6/30/2003     $ 45,876     $(20,185)     $     91      $ 25,782
              =========    =========     =========     =========
3/31/2003     $ 45,876     $  7,160      $ (7,160)     $ 45,876
              =========    =========     =========     =========

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


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

         Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2004 and 2003 as follows ($ in thousands, except per share amounts):

                                             Three months ended       Six months ended
                                                  Jun. 30,                Jun. 30,
                                              2004       2003         2004         2003
                                            -------     -------     --------     --------
Net loss - as reported                      $ (743)     $  (79)     $(1,094)     $  (225)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                            --          --           --           --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                          (19)         (1)         (38)          (6)
                                            -------     -------     --------     --------
Pro forma net loss                          $ (762)     $  (80)     $(1,132)     $  (231)
                                            =======     =======     ========     ========

Loss per share:
Basic, as reported                          $(0.24)     $(0.03)     $ (0.36)      $(0.07)
Diluted, as reported                        $(0.24)     $(0.03)     $ (0.36)      $(0.07)
Basic, pro forma                            $(0.25)     $(0.03)     $ (0.37)      $(0.07)
Diluted, pro forma                          $(0.25)     $(0.03)     $ (0.37)      $(0.07)

                                            12

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Stock option activity during the six months ending June 30, 2004 was as follows:


                                 NUMBER      WEIGHTED AVERAGE
(SHARES IN THOUSANDS)           OF SHARES     EXERCISE PRICE       FAIR VALUE
---------------------           ---------    ----------------     ------------
Outstanding, Dec 31, 2003        232,750      $   1.42

Granted                          102,000          2.16            $   1.06

Exercised                          1,500          1.03

Expired                          (87,000)         1.98
                                ---------     ---------

Outstanding, Jun. 30, 2004       246,250      $   1.39
                                =========     =========


 The range of exercise prices on options outstanding at June 30, 2004 are as follows:


                               Weighted
                               Average
                               Remaining   Weighted                  Weighted
  Range of                    Contractual  Average                   Average
  Exercise          Number      Life (In    Exercise     Number      Exercise
   Price         Outstanding    Years)      Price      Exercisable    Price
--------------   -----------  ----------  ----------   -----------   ---------
$0.81 - $1.00       75,250       3.70    $   0.82        18,250     $   0.82
$1.01 - $1.75       65,000       0.40        1.25        65,000         1.25
$1.76 - $2.50      100,000       4.80        2.17         8,000         2.31
$2.51 - $2.69        6,000       0.90        2.69         6,000         2.69
--------------   -----------  ----------  ----------   -----------   ---------
$0.81 - $2.69      246,250       3.30    $   1.39        97,250     $   3.30
==============   ===========  ========== ===========   ===========  ==========

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


                              RESULTS OF OPERATIONS

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Net Sales
---------

         Net sales for the three months ended June 30, 2004 were $2,260,000 compared to $2,652,000 for the same period in the prior year, a decrease of 15%. The sales decline primarily was due to a decline in AMS sales.

         The AIA division sales increased 15% to $848,000 for the three months ended June 30, 2004, from $736,000 for the same period in 2003.

         During the current quarter, the Amistar Industrial Automation ("AIA") division shipped two of its DataPlace 1M machines, compared to one DataPlace 100LP machine and five DataPlace SBL machines sold during the second quarter of 2003.

         Sales of distributed circuit board assembly machine accessories and spare parts increased 25% over the second quarter of 2003, from $107,000 to $134,000.

         Sales of AIA custom factory automation and other products in the second quarter of 2004 primarily included two major specialty machines for the medical optics and eyeglass lens manufacturing industries and machine shop services similar to the second quarter of 2003.

         The Amistar Manufacturing Services division ("AMS") sales declined 26% to $1,413,000 for the three months ended June 30, 2004, from $1,916,000 for the same period in 2003 primarily due to reduced orders from a major customer that moved a substantial portion of its outsourced production out of state. The Company was unable to replace the decline in sales during the current quarter, due to product design delays by a new major customer.

Gross Profit
------------

         Gross profit decreased $279,000, or 54%, to $238,000 during the quarter ended June 30, 2004 compared to $517,000 in the same period in 2003. This decrease was due primarily to the decline in AMS sales and partially due to lower margins on AIA custom automation sales.

                               AMISTAR CORPORATION

Selling Expenses
----------------

         Selling expenses increased 35% in the current quarter from the second quarter of 2003, from $313,000 to $424,000 primarily due to start-up marketing costs in the Company's new subsidiary Distributed Delivery Networks ("ddn").

General and Administrative Expenses
-----------------------------------

         The general and administrative expenses increased 48%, from $235,000 in the second quarter of 2003 to $348,000 in the second quarter of 2004 primarily due to ddn personnel costs.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses increased 348% in the current quarter over the same period in 2003, from $43,000 to $193,000. The primary utilization of the engineering staff has been in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $43,000 in engineering labor costs to work-in-process inventory and $110,000 to cost of sales related to design contracts, most of which is expected to be complete in the third quarter of 2004. During the quarter, costs of $158,000 were incurred related to development of the first ddn machine.

Income Taxes
------------

         The $1,500 provision represents the Company's minimum tax liability to various states.

         A 100% valuation allowance was recorded against deferred tax assets.


FIRST SIX MONTHS OF 2004 COMPARED TO FIRST SIX MONTHS OF 2003

Net Sales
---------

         Net sales for the six months ended June 30, 2004 were $5,316,000 compared to $5,421,000 for the same period in the prior year, a decrease of 2%.

         The AIA division sales increased 51% to $2,057,000 for the six months ended June 30, 2004, from $1,365,000 for the same period in 2003.

         During the first six months of 2004, the Amistar Industrial Automation ("AIA") division shipped three of its 100LP DataPlace labeler machines, two of its 1M DataPlace labeler machines, three of its DataPlace shaft band labeler machines, and two of its distributed circuit board assembly machines, whereas two of its 100LP DataPlace labeler machines, one of its 1M DataPlace labeler machines, and five DataPlace shaft band labeler machines shipped during the first six months of 2003.

         The AIA division sales in the first six months included shipment of custom factory automation machines to customers in the eyeglass lens manufacturing, RF identification, and medical optics industries and specialty equipment to customers in the veterinary products industry, garden products, and the golf club assembly industry.

                               AMISTAR CORPORATION

         Sales of distributed circuit board assembly machines, accessories and spare parts grew 211% over the first six months of 2003, from $187,000 to $582,000 due primarily to the shipments of two circuit board assembly machines in the first six months of 2004.

         The Amistar Manufacturing Services division ("AMS") sales declined 20% to $3,259,000 for the six months ended June 30, 2004, from $4,056,000 for the same period in 2003, due primarily to reduced orders from two major customers, one of which choose to move a significant portion of their outsourced production to an out-of-state manufacturing services provider and the other which delayed shipments pending modifications to their product design.

Gross Profit
------------

         Gross profit decreased $288,000, or 27%, to $767,000 during the six months ended June 30, 2004 compared to $1,055,000 in the same period in 2003. This decrease was due primarily to the decline in AMS sales, a 4% decline in gross margin percent on AMS materials resulting from a change in mix of products with lower margins and partially offset by the increase in AIA sales.

Selling Expenses
----------------

         Selling expenses increased 23% in the first six months of 2004 from the same period of 2003, from $643,000 to $791,000 primarily due to start-up marketing costs in the Company's new subsidiary Distributed Delivery Networks ("ddn") and commission expense incurred on increased machine sales.

General and Administrative Expenses
-----------------------------------

         The general and administrative expenses increased 55%, from $478,000 in the first six months of 2003 to $743,000 in the same period of 2004 primarily due to ddn formation and personnel costs.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses increased 107% in the first six months of 2004 over the same period in 2003, from $150,000 to $310,000. The primary utilization of the engineering staff has been in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $169,000 in engineering labor costs to cost of sales related to completed design contracts. During the six months ended 2004, costs of $239,000 were incurred related to development of the first ddn machine designed to dispense finished prescriptions in retail pharmacy stores.

Income Taxes
------------

         A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash used in operating activities was $280,000 for the six months ended June 30, 2004, an $806,000 decrease over the cash provided from operating activities of $526,000 for the six months ended June 30, 2003. The increase in cash used in operating activities was due to the increased loss, which included ddn formation, marketing and development costs, and partially offset by a smaller decrease in accounts receivable, a larger increase in AMS inventory, an greater increase in accounts payable and greater decrease in prepaid expenses.

         The Company maintains a letter of credit from its bank in support of the $2,800,000 industrial development bonds, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.03% during the quarter ending June 30, 2004. On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing the restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on January 13, 2004.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At June 30, 2004, the Company was not in compliance with the tangible net worth and debt service covenants. The Company received waivers relating to these covenants through September 30, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying unaudited condensed consolidated balance sheets.

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

                               AMISTAR CORPORATION

         Management believes that as a result of the reduction in the loss in 2003 compared to 2002 and the achievement of positive operating cash flow (defined as net loss plus depreciation and amortization) for 2003, although the Company increased its loss in the current year over the same period in 2003, and as a result of the Company's new strategic plan, the Company's believes its ability to continue as a viable company and service its debt has improved greatly and that the bank more than likely will continue to forbear until December 1, 2005 when the bond term expires. The Company expects to refinance the building when the bonds come due in December 2005, with a conventional fully amortized loan from a new lender at rates in line with the current market for such a loan.

         During April 2004, the Company made a $1,300,000 loan from existing cash on hand to ddn to fund machine development and start-up operations. The Company expects ddn to expend approximately $1,200,000 of this amount during 2004; ddn expended $476,000 of this amount through June 30, 2004. While the Company's cash position will decrease significantly as a result of utilization of the loan proceeds, the Company believes it will have sufficient remaining cash on hand to fund its operations. The Company's $1,300,000 loan to ddn to fund the new venture is subject to significant risks and uncertainties of success while ddn executes its plan to market newly-developed, innovative point-of-sale equipment for use by retail stores.

         The Company's primary sources of liquidity consist of cash and cash equivalents and working capital. If the bank continues to grant waivers on the irrevocable letter of credit reimbursement agreement, the Company believes that its cash and cash equivalents provided from operations and cash and cash equivalents balances at June 30, 2004 will be adequate to support its operating, investing and financing requirements for the next twelve month period. In the event the bank chooses to forebear no longer, management would consider several options which include utilizing some portion of cash, re-financing the San Marcos, California building with alternative financing, a sale-leaseback or sale of the San Marcos, California facility and relocation to a leased facility. Management believes that it has the ability to execute its alternate plans in the event that payment of the Company's industrial bonds would be required in 2004 or 2005 prior to December 1, 2005, and the Company would have adequate finances to fund its operating, investing and financing activities through 2004 and 2005 under either scenario for repayment of its Industrial Bonds.


ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: August 4, 2004


                                          AMISTAR CORPORATION


                                          By /s/ Gregory D. Leiser
                                          ------------------------
                                          Gregory D. Leiser
                                          Vice President Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)