Form 10QSB
period 2004-09-30
AMISTAR CORP
filed 2004-11-12
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT 7

        For the transition period from _______________ to ____________.

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

                                 (760) 471 -1700
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]


There were 3,094,044 shares of common stock outstanding as of October 29, 2004.


Transitional Small Business Disclosure Format (Check one):

     Yes [ ]    No [X]

                               AMISTAR CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3
         Notes to the Unaudited Condensed Consolidated Financial Statements ...6

Item 2.  Management's Discussion and Analysis and Results of Operations.......15

Item 4.  Controls and Procedures..............................................21

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Part I
ITEM 1. FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                      Condensed Consolidated Balance Sheets
                 (Unaudited and in thousands, except share data)


                                                          Sep. 30,      Dec. 31,
                                                            2004          2003
                                                          --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 1,746       $ 2,439
   Restricted cash                                            120           130
   Trade accounts receivable, net of
     reserves of $66 (2004) and $74 (2003)                  1,043         1,309
   Inventories, net of reserves of
     $1,989 (2004) and $2,056 (2003)                        3,503         2,313
   Demonstration equipment                                      3            53
   Prepaid expenses                                            78           339
                                                          --------      --------
     Total current assets                                   6,493         6,583

Property and equipment, net                                 3,753         3,764
Other assets                                                   51            66
                                                          --------      --------

                                                          $10,297       $10,413
                                                          ========      ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 1,269       $   321
   Accrued liabilities                                        874           362
   Industrial development bonds                             2,800         2,900
   Related party note payable                                 500            --
                                                          --------      --------
      Total current liabilities                             5,443         3,583
                                                          --------      --------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
    2,000,000 shares; none outstanding                         --            --
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,094,044 and
     3,080,544 shares issued and
     outstanding at Sep. 30, 2004 and
     Dec. 31, 2003, respectively                               31            31
  Additional paid-in capital                                4,580         4,532
  Retained earnings                                           243         2,267
                                                          --------      --------
     Total shareholders' equity                             4,854         6,830
                                                          --------      --------
                                                          $10,297       $10,413
                                                          ========      ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     AMISTAR CORPORATION
                       Condensed Consolidated Statements of Operations
                     (Unaudited and in thousands, except per share data)


                                              Three months ended        Nine months ended
                                                   Sep. 30,                 Sep. 30,
                                              2004         2003         2004         2003
                                            --------     --------     --------     --------
Net sales                                   $ 2,410      $ 3,125      $ 7,726      $ 8,546

Cost of sales                                 2,225        2,556        6,774        6,922
                                            --------     --------     --------     --------

Gross profit                                    185          569          952        1,624
                                            --------     --------     --------     --------

Operating expenses:
  Selling                                       424          319        1,215          962
  General and administrative                    448          248        1,204          726
  Engineering, research and development         239           35          549          185
                                            --------     --------     --------     --------
                                              1,111          602        2,968        1,873
                                            --------     --------     --------     --------

Loss from Operations                           (926)         (33)      (2,016)        (249)

Other income (expense), net                      (3)          (2)          (6)          (9)
                                            --------     --------     --------     --------

Loss before income taxes                       (929)         (35)      (2,022)        (258)

Income taxes                                      1            1            2            3
                                            --------     --------     --------     --------

Net loss                                    $  (930)     $   (36)     $(2,024)     $  (261)
                                            ========     ========     ========     ========

Loss per common share-
   basic and diluted                        $ (0.30)     $ (0.01)     $ (0.66)     $ (0.08)
                                            ========     ========     ========     ========

Weighted average shares
   outstanding, basic and diluted             3,091        3,078        3,085        3,081
                                            ========     ========     ========     ========

      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                              4

                               AMISTAR CORPORATION
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


Nine months ended September 30,                                2004       2003
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  $(2,024)    $  (261)
  Adjustments to reconcile net loss to
    net cash provided by (used) by operating activities:
    Depreciation and amortization                               275         267
    Non-cash compensation expense                                32          --
    Changes in assets and liabilities:
      Trade accounts receivable, net                            266         147
      Inventories,net                                        (1,190)       (243)
      Demonstration equipment                                    50          40
      Prepaid expenses and other assets                         276          91
      Accounts payable and accrued liabilities                1,460         502
                                                            --------    --------

Net cash provided by (used in) by operating activities         (855)        543
                                                            --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                           (264)       (100)
                                                            --------    --------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                   (100)       (100)
  Proceeds from Related Party Note Payable                      500          --
  Decrease in restricted cash, net                               10          10
  Exercise of stock options                                      16          --
  Repurchase of common stock                                     --          (5)
                                                            --------    --------
Net cash provided by (used in) financing activities             426         (95)
                                                            --------    --------

Net increase in cash and cash equivalents                      (693)        348
Cash and cash equivalents, beginning of period                2,439       2,383
                                                            --------    --------
Cash and cash equivalents, end of period                    $ 1,746     $ 2,731
                                                            ========    ========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                             $    23     $    22
                                                            ========    ========
       Income taxes                                         $     6     $     4
                                                            ========    ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      BUSINESS AND CURRENT EVENTS

         The Company incorporated a new subsidiary, Distributed Delivery Networks Corporation ("ddn") on February 3, 2004, through which it plans to market and install newly developed, innovative equipment for use by retail stores. The initial focus will be on providing retail pharmacy store automation.

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

         Due to the lack of substantial capitalization by the ddn Founders, the Company will bear 100% of the losses of ddn and as a result bears significant risk of loss of the principal and accrued interest related to the aforementioned loan. The interest of ddn purchased by the ddn Founders was valued at approximately $200,000 by the Company. The Company accounts for the fair value of the ddn Founders interest as a charge to compensation expense ratable over the thirty-six month restriction period. The Company recorded compensation expense of $16,000 and $33,000 during the three months and nine months ending September 30, 2004 related to the vested portion of the appraised value of the minority holder's interest as of April 8, 2004.

         The loan agreement provides for a bonus to the ddn Founders equal to the interest accrued on the note and a redemption option exercisable by the Company. The Company, based on satisfactory performance of ddn, did not exercise its rights to the redemption option prior to expiration on October 6, 2004. The Company formerly had a right to redeem its shares and require repayment of the note if certain performance conditions were not met.

         The Company has also entered into a manufacturing and development agreement with ddn to develop and manufacture the equipment. ddn is a newly formed start up company and is subject to the general risks and uncertainties associated with a start-up enterprise, including the substantial risk of business failure.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Litigation
----------

         On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. and William Holmes (the CEO of ddn corp.) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. Amistar and the other defendants filed their answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2004, its results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003, respectively. The results of operations of the Company for the nine-month period ended September 30, 2004 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,989 and $2,056 at September 30, 2004 and December 31, 2003, respectively:

                              Sep. 30,  2004                Dec. 31, 2003
                       ---------------------------   ---------------------------
                         AIA       AMS      TOTAL      AIA       AMS      TOTAL
                       -------   -------   -------   -------   -------   -------
Raw Material           $  269    $1,779    $2,048    $  295    $  817    $1,112
Work In Process           731       142       873       480        92       572
Finished Goods            483        99       582       550        79       629
                       -------   -------   -------   -------   -------   -------
Total                  $1,483    $2,020    $3,503    $1,325    $  988    $2,313
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


                                          Three months ended   Nine months ended
                                               Sep. 30,            Sep. 30,
                                            2004      2003      2004      2003
                                           ------    ------    ------    ------
Weighted-average shares, basic             3,091     3,078     3,085     3,081

Dilutive effect of stock options              --        --        --        --
                                           ------    ------    ------    ------
Weighted-average shares-
    basic and diluted                      3,091     3,078     3,085     3,081
                                           ======    ======    ======    ======


         Options to purchase 223,000 and 81,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Industrial Development Bonds
----------------------------

         The Company maintains a letter of credit from its bank in support of the $2,800,000 industrial development bonds, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.20% during the quarter ending September 30, 2004. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on January 13, 2004.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At September 30, 2004, the Company was not in compliance with the debt ratio, tangible net worth and debt service covenants. The Company received waivers relating to these covenants through December 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying balance sheets.

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

         On November 9, 2004, the Company entered into a definitive purchase and sale agreement and lease agreement by which it will consummate a sale-leaseback of its

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

facility, redeem the balance of outstanding bonds, and pay off its related party note payable. The Company expects the transaction to close during December 2004. The terms include a selling price of $7,800,000, estimated net proceeds to be realized of $7,517,000, and a hold back security deposit of approximately $417,000, of which approximately $261,000 is refundable based on the attainment of certain profitability measures. Upon the close, an amount equal to the outstanding balance of the industrial bonds plus accrued interest and the related party note payable of approximately $ 3,313,000 will be disbursed, resulting in the termination of the standby letter of credit posted by the Company's bank. The Company estimates a net increase in cash resulting from this transaction of approximately $ 4,400,000. The lease agreement requires an initial monthly rent payment of $52,167 (subject to certain inflation adjustments as defined) with a term of 10 years. The expected gain of $4,300,000 will be deferred and amortized over the 10-year lease term.

Related Party Note Payable
--------------------------

On September 27, 2004, the Company entered into an agreement with Gordon Marshall, a director with the Company, by which Mr. Marshall loaned the Company $500,000 on an unsecured basis for working capital purposes. The terms of the promissory note provide for an interest rate of 7% per annum with principal and interest due on December 31, 2004. During the nine months ended September 30, 2004, no amounts have been paid to Mr. Marshall.

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



                                                AIA
                                    -------------------------------
                                     UNITED
                                     STATES      FOREIGN     TOTAL        AMS         DDN      CORPORATE     TOTAL
---------------------------------------------------------------------------------------------------------  ---------
THREE MONTHS ENDED SEP. 30, 2004

Net sales                          $    516    $      37   $    553    $  1,857    $      --   $      --   $  2,410
                                   =========   ==========  =========   =========   ==========  ==========  =========
Depreciation and amortization            23           --         23          58           --           6         87
                                   =========   ==========  =========   =========   ==========  ==========  =========
Loss from operations                   (263)         (11)      (274)       (263)        (389)         --       (926)
                                   =========   ==========  =========   =========   ==========  ==========  =========
Total assets                          4,576           44      4,620       2,684          596       2,397     10,297
                                   =========   ==========  =========   =========   ==========  ==========  =========
Additions to long-lived assets            1           --          1           9           --           3         13
                                   =========   ==========  =========   =========   ==========  ==========  =========

THREE MONTHS ENDED SEP. 30, 2003

Net sales                          $    733    $      77   $    810    $  2,315    $      --   $      --   $  3,125
                                   =========   ==========  =========   =========   ==========  ==========  =========
Depreciation and amortization            22           --         22          55           --           7         84
                                   =========   ==========  =========   =========   ==========  ==========  =========
Loss from operations                    (27)          (7)       (34)          1           --          --        (33)
                                   =========   ==========  =========   =========   ==========  ==========  =========
Total assets                          4,775           41      4,816       2,135           --       3,964     10,915
                                   =========   ==========  =========   =========   ==========  ==========  =========
Additions to long-lived assets           10           --         10          46           --          --         56
                                   =========   ==========  =========   =========   ==========  ==========  =========

NINE MONTHS ENDED SEP. 30, 2004

Net sales                          $  2,504    $     106   $  2,610    $  5,116    $      --   $      --   $  7,726
                                   =========   ==========  =========   =========   ==========  ==========  =========
Depreciation and amortization            70           --         70         185           --          20        275
                                   =========   ==========  =========   =========   ==========  ==========  =========
Loss from operations                   (401)         (17)      (418)       (625)        (973)         --     (2,016)
                                   =========   ==========  =========   =========   ==========  ==========  =========
Additions to long-lived assets           57           --         57         185           16           6        264
                                   =========   ==========  =========   =========   ==========  ==========  =========

NINE MONTHS ENDED SEP. 30, 2003

Net sales                          $  2,031    $     144   $  2,175    $  6,371    $      --   $      --   $  8,546
                                   =========   ==========  =========   =========   ==========  ==========  =========
Depreciation and amortization            77           --         77         168           --          22        267
                                   =========   ==========  =========   =========   ==========  ==========  =========
Loss from operations                   (283)         (20)      (303)         54           --          --       (249)
                                   =========   ==========  =========   =========   ==========  ==========  =========
Additions to long-lived assets           54           --         54          46           --          --        100
                                   =========   ==========  =========   =========   ==========  ==========  =========


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

         Warranty cost and accrual information is as follows for the three and nine months ended September 30, 2004 and 2003:


                                           Charged to
                              Beginning    costs and                    Ending
                               Balance      expences     Deductions     Balance
--------------------------------------------------------------------------------
Three months ended:
     9/30/2004                $ 48,391     $ (3,373)     $  (6,404)    $ 38,614
                              =========    =========     ==========    =========
     9/30/2003                $ 25,782     $  6,485      $      --     $ 32,267
                              =========    =========     ==========    =========

Nine months ended:
     9/30/2004                $ 37,698     $ 17,649      $ (16,733)    $ 38,614
                              =========    =========     ==========    =========
     9/30/2003                $ 45,876     $(13,700)     $      91     $ 32,267
                              =========    =========     ==========    =========

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

         Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2004 and 2003 as follows ($ in thousands, except per share amounts):


                                               Three months ended           Nine months ended
                                                    Sep. 30,                     Sep. 30,
                                               2004          2003           2004         2003
                                               ----          ----           ----         ----
Net loss - as reported                      $   (930)    $     (36)     $   (2,024)    $  (261)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                              16            --              33          --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                            (39)           (1)            (94)         (7)
                                            ----------------------------------------------------
Pro forma net loss                          $   (953)    $     (37)     $   (2,085)    $  (268)
                                            ====================================================
Loss per share:

Basic, as reported                          $  (0.30)    $   (0.01)     $    (0.66)    $ (0.08)
Diluted, as reported                        $  (0.30)    $   (0.01)     $    (0.66)    $ (0.08)
Basic, pro forma                            $  (0.31)    $   (0.01)     $    (0.68)    $ (0.09)
Diluted, pro forma                          $  (0.31)    $   (0.01)     $    (0.68)    $ (0.09)


                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Stock option activity during the nine months ending September 30, 2004 was as follows:

                                                NUMBER        WEIGHTED AVERAGE
   (SHARES IN THOUSANDS)                      OF SHARES        EXERCISE PRICE
   ---------------------                      ---------        --------------
Outstanding, Dec 31, 2003                      232,750            $   1.07

Granted                                        102,500                2.16

Exercised                                      (13,500)               1.17

Expired                                        (93,000)               1.91
                                              ---------           ---------

Outstanding, Sep. 30, 2004                     228,750            $   1.56
                                              =========           =========

The range of exercise prices on options outstanding at September 30, 2004 are as follows:

                                      Weighted
                                      Average
                                      Remaining          Weighted                         Weighted
   Range of                           Contractual        Average                          Average
   Exercise            Number          Life (In          Exercise         Number          Exercise
    Price           Outstanding        Years)             Price        Exercisable         Price
----------------  ----------------  ---------------   -------------  ----------------  -------------
 $0.81 - $1.00            67,250          3.50           $ 0.81           16,250           $ 0.81
 $1.01 - $1.75            55,000          0.20             1.25           55,000             1.25
 $1.76 - $2.50            97,500          4.60             2.17            8,000             2.31
 $2.51 - $2.69             9,000          2.10             2.53            6,000             2.69
----------------  ----------------  ---------------   -------------  ----------------  -------------
 $0.81 - $2.69           228,750          3.00           $ 1.56           85,250           $ 1.37
================  ================  ===============   =============  ================  =============

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


                              RESULTS OF OPERATIONS

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Net Sales
---------

         Net sales for the three months ended September 30, 2004 were $2,410,000 compared to $3,125,000 for the same period in the prior year, a decrease of 23%. The sales decline primarily was due to a decline in Amistar Manufacturing Services ("AMS") sales and to a lesser extent to a decline in the Amistar Industrial Automation ("AIA") division sales.

         AIA sales declined 32% from $810,000 to $553,000 in the current quarter over the comparable period in 2003. The decline is primarily due to the following:

         During the current quarter, AIA shipped two of its DataPlace 1M machines, compared to two of its higher-priced DataPlace 100LP machines and one DataPlace 1M machine during the third quarter of 2003.

         Sales of distributed circuit board assembly machine accessories and spare parts increased 25% over the third quarter of 2003, from $126,000 to $157,000.

         Sales of AIA custom factory automation and other specialty products declined 74% from $232,000 to $61,000 in the third quarter of 2004 compared the comparable period in 2003. The decline is primarily due to the absence of sales in the current quarter to a customer in the veterinary equipment business.

         The Amistar Manufacturing Services division ("AMS") sales declined 20% to $1,857,000 for the three months ended September 30, 2004, from $2,315,000 for the same period in 2003 primarily due to reduced orders from several major customers and from a major customer that moved a substantial portion of its outsourced production out of state. The Company was unable to replace the decline in sales during the current quarter, due to product design and credit-related delays by a new major customer.

                               AMISTAR CORPORATION
                        Results of Operations, Continued
Gross Profit
------------

         Gross profit decreased $384,000, or 68%, to $185,000 during the quarter ended September 30, 2004 compared to $569,000 in the same period in 2003. This decrease was due primarily to the decline in sales, and to a lesser extent to an increase in the mix of lower margin AMS sales, a decline in labor efficiency related to production of new products and added overhead personnel to support increased orders received during the quarter.

Selling Expenses
----------------

         Selling expenses increased 33% in the current quarter from the third quarter of 2003, from $319,000 to $424,000 primarily due to start-up marketing costs in the Company's new subsidiary Distributed Delivery Networks ("ddn").

General and Administrative Expenses
-----------------------------------

         The general and administrative expenses increased 81%, from $248,000 in the third quarter of 2003 to $448,000 in the third quarter of 2004 primarily due to litigation defense costs of $106,000 related to the suit with Asteres, Inc. and due to ddn personnel costs.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses increased 583% in the current quarter over the same period in 2003, from $35,000 to $239,000. The engineering staff has been primarily used in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $23,000 in engineering labor costs to work-in-process inventory and $4,000 to cost of sales related to design contracts, most of which is expected to be complete in the fourth quarter of 2004. During the quarter, costs of $179,000 were incurred related to development of the first ddn machine.

Income Taxes
------------

         The $750 provision represents the Company's minimum tax liability to various states.

         A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION

FIRST NINE MONTHS OF 2004 COMPARED TO FIRST NINE MONTHS OF 2003

Net Sales
---------

         Net sales for the nine months ended September 30, 2004 were $7,726,000 compared to $8,546,000 for the same period in the prior year, a decrease of 10%. The decrease is primarily due to a 20% decrease in AMS sales from $6,371,000 in 2003 to $5,116,000 in the current year and partially offset by a 20% increase in AIA sales from $2,175,000 in 2003 to $2,610,000 in the current year.

         The AIA sales increase in the period ending September 30, 2004 was primarily due to the following:

         During the current year, AIA propriety machines sales increased 3% from $734,000 to $756,000 over the comparable period in 2003. AIA shipped three of its higher-priced DataPlace 100LP machines, four DataPlace 1M machines, and three of its DataPlace shaft-band-labeler machines, compared to two of its DataPlace 100LP machines, two used DataPlace 100LP machines, and two DataPlace 1M machines during the same period of 2003.

         Sales of distributed circuit board assembly machine accessories and spare parts increased 136% from $313,000 to $739,000 for the same period in 2003. The increase was primarily due to the sale of two circuit board assembly machines in 2004 compared to no machines sales for the comparable period in 2003.

         Sales of AIA custom factory automation and other specialty products declined 7% from $578,000 to $540,000 in 2004 compared the comparable period in 2003. The decrease is primarily due to a decline in sales to a customer in the veterinary equipment business and partially offset by an increase in engineering design services. The AIA division sales in 2004 included shipment of custom factory automation machines and the providing of engineering services to customers in the eyeglass lens manufacturing, RF identification, and medical optics industries.

         The AMS sales decline was primarily due to reduced orders from several major customers and from a major customer that moved a substantial portion of its outsourced production out of state. The Company was unable to replace the decline in sales during 2004, due to product design and credit-related delays by a new major customer.

Gross Profit
------------

         Gross profit decreased $672,000, or 41%, to $952,000 during the nine months ended September 30, 2004 compared to $1,624,000 in the same period in 2003. The decrease was due primarily to the decline in AMS sales, and partially offset by the increase in AIA sales and to a lesser extent, to a decline in labor efficiency related to production of new products and added overhead personnel to support increased orders received during the quarter.

                               AMISTAR CORPORATION

Selling Expenses
----------------

         Selling expenses increased 26% in the first nine months of 2004 from the same period of 2003, from $962,000 to $1,215,000 primarily due to start-up marketing costs in the Company's new subsidiary Distributed Delivery Networks ("ddn") and commission expense incurred on increased machine sales.

General and Administrative Expenses
-----------------------------------

         The general and administrative expenses increased 65%, from $726,000 in the first nine months of 2003 to $1,204,000 in the same period of 2004 primarily due to ddn formation and personnel costs and litigation defense costs of $106,000 related to the suit with Asteres, Inc.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses increased 197% in the first nine months of 2004 over the same period in 2003, from $185,000 to $549,000. The engineering staff has been primarily used in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $192,000 in engineering labor costs to cost of sales related to completed design contracts. During the nine months ended 2004, costs of $418,000 were incurred related to development of the first ddn machine designed to dispense finished prescriptions in retail pharmacy stores.

Income Taxes
------------

         A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash used in operating activities was $855,000 for the nine months ended September 30, 2004, a $1,398,000 decrease over the cash provided from operating activities of $543,000 for the nine months ended September 30, 2003. The increase in cash used in operating activities was due primarily to the increased loss, which included ddn formation, marketing and development costs, an increase in AMS inventory to support orders due in the fourth quarter of 2004, an increase in prepaid expenses and partially offset by a decrease in accounts receivable and an increase in accounts payable.

         The Company maintains a letter of credit from its bank in support of the $2,800,000 principal balance of the industrial development bonds at September 30, 2004, which are secured by substantially all the assets of the Company. The bonds accrue interest at a variable monthly rate, and interest was paid at a weighted-average variable rate of 1.20% during the quarter ending September 30, 2004. Effective March 1, 2002, the Company began making required monthly payments of $10,000 per month into a sinking fund (restricted cash) for redemption of the bonds. Redemption will occur in minimum increments of $100,000 as the funds accrete to the minimum redemption level. The terms of the Reimbursement Agreement require the Company to make annual payments of $100,000 during 2003 and 2004, and the balance of $2,700,000 in 2005. The first payment of $100,000 was made on January 21, 2003, and the second payment of $100,000 was made on January 13, 2004.

         The Company's stand-by letter of credit reimbursement agreement with its bank contains certain affirmative financial covenants. At September 30, 2004, the Company was not in compliance with the tangible net worth, debt ratio and debt service covenants. The Company received waivers relating to these covenants through December 31, 2004. The Company has made all required debt service payments on the bonds. However, based on the uncertainty concerning the Company's ability to meet the covenant after the waiver expires, and considering that a covenant violation would constitute an event of default and allow the bank to call the debt prior to maturity, the entire industrial development bonds balance has been classified as a current liability in the accompanying balance sheets.

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

         On November 9, 2004, the Company entered into a definitive purchase and sale agreement and lease agreement by which it will consummate a sale-leaseback of its facility, redeem the balance of outstanding bonds, and pay off its related party note payable. The Company expects the transaction to close during December 2004. The terms include a selling price of $7,800,000, estimated net proceeds to be realized of $7,517,000, and a hold back security deposit of approximately $417,000, of which approximately $261,000 is refundable based on the attainment of certain profitability measures. Upon the close, an amount equal to the outstanding balance of the industrial bonds plus accrued interest and the related party note payable of approximately $ 3,313,000 will be disbursed, resulting in the termination of the standby letter of credit posted by the Company's bank. The Company estimates a net increase in cash resulting from this transaction of approximately $ 4,400,000. The lease agreement requires an initial monthly rent payment of $52,167 (subject to certain inflation adjustments as defined) with a term of 10 years. The expected gain of $4,300,000 will be deferred and amortized over the 10-year lease term.

         During April 2004, the Company made a $1,300,000 loan from existing cash on hand to ddn to fund machine development and start-up operations. The Company expects ddn to expend approximately $1,200,000 of this amount during 2004. The Company's cash position will decrease significantly as a result of utilization of the loan proceeds. The Company's $1,300,000 loan to ddn to fund the new venture is subject to significant risks and uncertainties of success while ddn executes its plan to market newly-developed, innovative point-of sale equipment for use by retail stores.

         Due to an increase in orders from new and current customers in the AMS division, the Company needed to finance the increase in working capital. On September 27, 2004, Gordon Marshall, a director with the Company, loaned the Company $500,000 on an unsecured basis for working capital purposes. The terms of the promissory note provide for an interest rate of 7% per annum with principal and interest due on December 31, 2004.

         The Company's current and anticipated liquidity has been negatively impacted by the following: o Losses for the nine months ended September 30, 2004.

                               AMISTAR CORPORATION

         o Substantial anticipated future litigation defense costs in the event the litigation continues with Asteres, Inc..

         o Working capital needs related to increased orders received during the quarter from current and new AMS customers.

         o Working capital needs related to anticipated orders for the ddn APM Rx448 point of sale pharmacy machine.

         o Requirement to repay the $500,000 loan from Mr. Marshall plus accrued interest on December 31, 2004.

         o Requirement to redeem the industrial development bonds on December 31, 2005

         The Company's primary sources of liquidity consist of cash and cash equivalents, working capital and anticipated proceeds from the sale-leaseback transaction. The Company believes that its cash and cash equivalents provided from operations as projected by Management. cash and cash equivalents balances at September 30, 2004 and anticipated proceeds from the sale-leaseback transaction will be adequate to support its operating, investing and financing requirements for the next twelve month period.

Litigation
----------

         On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. and William Holmes (the CEO of ddn corp.) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. Amistar and the other defendants filed their answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEMS 1 LEGAL PROCEEDINGS

         On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. and William Holmes (the CEO of ddn corp.) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. Amistar and the other defendants filed their answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations.

ITEMS 2-5 Non-Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  10.13 ddn, Inc. Common Stock Purchase Agreement
                  10.14 ddn, Inc. Promissory Note

                  31.1 Certifications of the Company's President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
                  32.1 Certifications of the Company's President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on August 5, 2004, reporting its financial results for the second quarter of 2004.

                               AMISTAR CORPORATION

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2004

                                       AMISTAR CORPORATION


                                       By /s/ Gregory D. Leiser
                                          --------------------------------------
                                          Gregory D. Leiser
                                          Vice President  Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)