Form 10KSB
period 2004-12-31
AMISTAR CORP
filed 2005-03-30
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934
For the fiscal year ended December 31, 2004
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 0-13403

--------------------------------------------------------------------------------
                               AMISTAR CORPORATION
        (Exact name of small business issuer as specified in its Charter)
--------------------------------------------------------------------------------

                CALIFORNIA                              95-2747332
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)              Identification Number)

               237 VIA VERA CRUZ                         92078-2698
                SAN MARCOS, CA                           (Zip Code)
   (Address of Principal Executive Offices)

                                 (760) 471-1700
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                             -----------------------
                             COMMON STOCK, PAR VALUE
                                 $.01 PER SHARE

     Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES |X| NO |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's revenues for the fiscal year ended December 31, 2004: $10,882,000.

     Small business issuer's aggregate market value of voting stock held by non-affiliates of the small business issuer as of the close of business on June 30, 2004: $4,228,000.

     Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

     The number of shares outstanding of small business issuer's Common Stock as of March 4, 2005: 3,142,794 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference in Part III of this report:

     Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 4, 2005 filed with the Securities and Exchange Commission.

                               AMISTAR CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS
PART I

 1.    Business............................................................... 3
 2.    Properties............................................................. 7
 3.    Legal Proceedings...................................................... 7
 4.    Submission of Matters to a Vote of Security Holders.................... 7

PART II

 5.    Market for Common Equity, Related Stockholder Matters and Small
       Business Issuer Purchase of Securities..................................9
 6.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations .................................................11
 7.    Consolidated Financial Statements and Supplementary Data...............22
 8     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...................................................42
 8a    Controls and Procedures................................................42
 8b    Other Information......................................................42

PART III

 9.    Directors and Executive Officers of the Small business issuer..........43
 10.   Executive Compensation.................................................43
 11    Security Ownership of Certain Beneficial Owners and Management.........43
 12.   Certain Relationships and Related Transactions.........................43
 13    Exhibits and Financial Statement Schedules.............................44
 14.   Principal Accountant Fees and Services.................................46

                                     PART I

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, customer demand for or acceptance of products, gross margin and marketing expenses. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade and other factors.

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available free of charge to the public over the Internet at the SEC's website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.amistar.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

ITEM 1. BUSINESS

      Amistar Corporation and its majority owned subsidiary (the "Company") provides automation solutions primarily for industrial manufacturers and contract-manufacturing services to companies who outsource the manufacturing of their electronic products. The Company designs, develops, manufactures, distributes, markets and services a variety of automated equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. In addition, the Company provides design and manufacturing resources to create customized factory automation equipment according to customer's specification in a broad range of industries. Through its majority-owned subsidiary, Distributed Delivery Networks Corporation ("ddn"), the Company provides automation solutions, primarily for the retail pharmacy market.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include three business segments: Industrial Automation ("AIA"), which encompasses the design, manufacture and distribution of assembly machines, related accessories, other specialty equipment and products, Amistar Manufacturing Services ("AMS") which provides contract manufacturing services and ddn, the Company's majority-owned subsidiary, which provides automation solutions, primarily for the retail pharmacy market. Information concerning the Company's operations for the three segments is found in Note 9 to the consolidated financial statements.

Amistar Industrial Automation (AIA)
-----------------------------------

      Amistar Industrial Automation, a division of Amistar, provides factory automation solutions by offering its own proprietary machine products, distributing circuit board assembly machine products, designing and manufacturing specialty products, and by providing customized factory automation design and manufacturing.

MACHINE PRODUCTS
----------------

      The Company's label identification machines, the DataPlace(R) 100LP, the DataPlace(R) 1M, and the DataPlace(R) SBL are available in a standard configuration and can be customized, through mechanical or software modifications, to meet the needs of a specific application.

      The Company provides service and spare parts to customers of its installed base of through-hole insertion equipment and surface mount assembly machines.

      The Company distributes a line of surface mount assembly ("SMD") machines, accessories and spare parts from its Japanese supplier, i-Pulse, on a non-exclusive basis in North America.

      The Company designs and manufactures automation equipment for the retail market, which it markets through its majority-owned subsidiary ddn. The initial product developed, the APM, is marketed to the retail pharmacy market. The Company is currently in the beta test stage of product development and introduction.

Customized Factory Automation and Specialty Products
----------------------------------------------------

      During 2001, the Company launched a new business initiative to utilize its core strengths more effectively in the design, manufacture, and service of customized factory automation equipment and specialty products for other companies. The Company provides customized design or equipment to customers in a wide range of industries and applications. During the period from 2001 through 2004, the Company has provided engineering design and manufacturing of automation equipment to customers in the eyeglass lens, golf club assembly, life sciences, medical equipment, veterinary, and RFID industries.

Amistar Manufacturing Services (AMS)
------------------------------------

      Amistar Manufacturing Services, a division of Amistar, provides contract-manufacturing services to OEMs in various industries, such as medical, instrumentation, industrial test and controls, security and defense. The Company offers a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, various levels of testing, final product assembly, enclosure and systems build, and distribution support.

Distributed Delivery Networks (ddn)
-----------------------------------

      The Company incorporated a new subsidiary, ddn on February 3, 2004, through which it plans to market and install newly developed, innovative equipment for use by retail stores. The initial focus will be on providing retail pharmacy store automation.

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

      The Company financed the subsidiary's operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable.

      Due to the lack of substantial capitalization by the ddn Founders, the Company will bear and consolidate 100% of the losses of ddn and as a result bears significant risk of loss of the principal and accrued interest related to the aforementioned loan. The interest of ddn purchased by the ddn Founders was valued, based on an appraisal by an independent appraisal firm at approximately $200,000 by the Company. The Company accounts for the fair value of the ddn Founders interest as a charge to compensation expense ratable over the thirty-six month restriction period. The Company recorded compensation expense of $49,000 during 2004 related to the vested portion of the appraised value of the minority holder's interest as of April 8, 2004.

      The loan agreement provides for a bonus to the ddn Founders equal to the interest accrued on the note and provided for a redemption option right to the Company. The Company, based on satisfactory performance of ddn, did not exercise its rights to the redemption option prior to expiration on October 6, 2004. The Company formerly had a right to redeem its shares and require repayment of the note if certain performance conditions were not met.

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

      During 2004, 2003 and 2002, the Company's engineering, research and development expenses were approximately $780,000, $235,000 and $440,000, respectively. During 2002, the engineering group focused on development of a laser technology for product identification, development of a golf shaft labeling machine (the DataPlace SBL) and provided engineering services for customized factory automation equipment and specialty products. During 2003, the engineering group focused primarily on providing billable custom factory engineering design services and as a result, had less activity in the proprietary product development area compared to prior years. During 2004, the engineering group primarily focused on development of an automation machine for the retail pharmacy market, developed a redesigned labeler machine, and provided billable custom factory engineering design services.

      The Company plans to continue development of its APM(R) automation machine for the retail pharmacy market, on adaptations for applications in other markets, on other new products for the retail pharmacy market and on its redesigned DataPlace labeler machine.

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

      The Company's subsidiary ddn markets its products through in internal sales force and is in negotiations with a distributor to market its products.

Dependence on Significant Customers
-----------------------------------

      During 2004, sales of $2,496,000 (or 23% of total sales) were made to Signet Scientific and $1,445,000 (or 13% of total sales) to RD Instruments. During 2003, sales of $2,666,000 (or 22% of total sales) were made to Merit Medical Systems, Inc, $1,877,000 (or 16% of total sales) were made to Signet Scientific, and $1,573,000 (or 13% of total sales) were made to Chad Therapeutics. During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. Sales to all the above customers were from the AMS division.

Foreign Sales
-------------

      A portion of the Company's machine and spare parts sales has been traditionally to foreign customers. Profitability and product mix of foreign machine sales generally are comparable to domestic sales. During the three-year period ended December 31, 2004, the Company's sales were primarily to domestic customers. The Company is subject to international trade risks including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years.

(Dollars in thousands)            2004                     2003                       2002
                          ---------------------    ---------------------     ----------------------
United States                $10,502        96%       $11,708        97%        $10,682         96%
Europe                           182         2%           179         2%            184          2%
Asia                             184         2%           162         1%            183          2%
Other                             14        -              34        -               30         -
                          ----------    -------    ----------     ------     -----------     ------
TOTALS                       $10,882       100%       $12,083       100%        $11,079        100%
                          ==========    =======    ==========     ======     ===========     ======

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in
Note 9 to the consolidated financial statements.

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

Suppliers
---------

MACHINE MANUFACTURING
---------------------

      The Company's machines and contracted custom factory automation machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts.

      Those portions of the Company's products that are not manufactured directly by the Company are purchased from outside vendors. Most parts are available from more than one supplier. While certain parts presently are purchased from single sources, the Company believes it would be able to locate additional sources for such parts without a material adverse effect on its business. The Company has never experienced a major production delay due to a materials shortage or the loss of a single-source for its material.

CONTRACT MANUFACTURING
----------------------

      The Company's ability to generate contract manufacturing service revenues is dependent upon the availability of electronic components. Electronic components are primarily supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During 2004, 2003 and 2002, due to soft to moderate economic conditions, electronic components generally were available from suppliers at acceptable pricing. During robust economic conditions, certain electronic components may be available from distributors on an allocated basis. Distributor allocations can cause either interruption in supply to the Company or increased costs, or both. In the event component supply is available only through secondary suppliers, the Company also may experience limitations on availability in addition to increased costs.

Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component placement, label placement, or automation equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic label placement machine competitors are Nortek Automation, Inc. and Computype, Inc. The Company's primary retail pharmacy automation machine competitor is Asteres, Inc, with whom it is currently defending itself in litigation (see Note 1 to the consolidated financial statements).

      The Company believes that the key factors affecting the choice of label placement, circuit board assembly and custom factory and other automation machines are reliability, delivery speed, responsive service, ability to detect errors, range of products handled, ease of programming and operation, integration with ERP and other systems, and price.

      There are numerous companies of various sizes and geographic reach, which provide contract design, machine manufacturing or assembly services to companies that sell electronic and other products, none of which the Company considers being a prime competitor.

Backlog
-------

      Customer non-custom machine order lead times are usually short. Current customer practice is to wait to place the purchase order until just before the equipment is required or after an evaluation period while on loan. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for custom factory automation machines and contract manufacturing vary. The backlog at December 31, 2004 was $6,729,000 all of which is expected to ship during the next 12 months. The AIA and AMS divisions had backlog at December 31, 2004 of $952,000 and $5,777,000, respectively. The Company's new subsidiary, ddn had backlog for a machine rental and evaluation of $30,000 at December 31, 2004. Total Company backlog was $3,936,000 at December 31, 2003. The AIA and AMS divisions had backlog at December 31, 2003 of $433,000 and $3,503,000, respectively. In the event the Company is unable to ship on the purchase order due date, the Company would not incur any contractual damages other than the potential damage to a customer relationship.

Intellectual Property
---------------------

      Amistar relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. As of December 31, 2004, the Company has been issued and maintains nine United States patents relating to mature products. The Company has two patent applications pending related to its pharmacy automation technology. On November 18, 2004, the Company's subsidiary ddn acquired the rights to certain intellectual property related to a point of sale device for use in retail pharmacies, including designs, for which a patent application has been filed. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Employees
---------

      As of February 20, 2005, the Company had 95 full-time employees. Of the total employees, 68 were employed in manufacturing, six in sales, marketing and service, eight in engineering and product development and thirteen in information systems, administration and finance. The Company's employees are not represented by unions and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

      The Company's headquarters, principal administration, automation machine manufacturing, contract manufacturing services, research and development and subsidiary's offices are located in an 80,000 square foot building built by the Company and located in San Marcos, California. The Company consummated a sale lease-back transaction in December 2004 and now rents the building and 5.6 acres of land on which the building is located. The lease agreement requires an initial monthly rent payment of $52,167 beginning in December 2004 (subject to certain inflation adjustments as defined in the lease) with a term of 10 years.

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

ITEM 3. LEGAL PROCEEDINGS

      On August 26, 2004, Amistar Corporation, Distributed Delivery Networks Corporation, and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate any possible monetary damages and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not likely. Amistar and the other defendants filed their Answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The suit is currently in the discovery phase. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS AND DIRECTORS

                Name              Age                           Title
                ----              ---                           -----
      Stuart C. Baker             73      Chairman of the Board and President, Director of ddn
      Dr. Sanford B. Ehrlich      53      Director, (audit and compensation committee)
      William W. Holl             74      Secretary, Treasurer and Director
      Gordon S. Marshall          85      Director, (audit and compensation (Chair) committee)
      Carl C. Roecks              71      Director
      Howard C. White             64      Director,  (audit (Chair) and compensation committee)
      Daniel C. Finn              48      Vice President and General Manager-AIA Division
      Gregory D. Leiser           48      Vice President of Finance and Chief Financial Officer,
                                          Director of ddn
      Harry A. Munn               54      Vice President and General Manager-AMS Division
      William K. Holmes           53      President, CEO and Director of ddn

      Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971, as Chairman of the Board since 1993 and as Director of ddn since April 2004.

      Dr. Ehrlich, appointed Director in 2000, has held the position of Associate Professor of Management at the College of Business Administration at San Diego State University, and as the Executive Director of the school's Entrepreneurial Management Center since 1997. Dr. Ehrlich holds a Directorship at Deep Sky Software, Inc, a company that provides software solutions and consulting services for system validations in regulated industries. Dr. Ehrlich also provides management consulting services.

      Mr. Holl, a founder of the Company, has served the Company as a Director, Secretary and Treasurer since its inception in 1971, and as Chief Financial Officer from 1978 until 2001. In 2001, Mr. Holl retired and serves the Company on a part-time basis.

      Mr. Marshall, a director of the Company since 1974, has served the Company as the Chairman of the Board from 1974 to 1993. Mr. Marshall was the founder and former Chairman of the Board of Marshall Industries, an electronics distribution company that was acquired by Avnet Electronics Marketing in 1999.

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

      Mr. Finn has served the Company since 1979 in various capacities and more recently, as Vice-President Operations from 1999 to 2001 and as Vice-President and General Manager - AIA Division since 2002.

      Mr. Leiser has served the Company since 1995, as Vice-President Finance since 1999, as Chief Financial Officer since 2001 and as Vice-President, CFO and Director of ddn since April 2004.

      Mr. Munn has served the Company since 1985, as Vice-President Marketing and Sales from 1997 to 2001 and as Vice-President and General Manager - AMS Division since 2002.

      Mr. Holmes has served the Company's majority-owned subsidiary since April 2004 as its President, CEO, Chairman, Secretary and Treasurer. Prior to forming ddn, Mr. Holmes was a founder and former CEO of SupplyPro, Inc., a provider of automated point-of-use dispensing technologies primarily serving the industrial sector since 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

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

             Quarter ended           High*              Low*
             -------------           -----              ----
             Mar. 31, 2004          $  2.45           $  1.87
             Jun. 30, 2004          $  3.24           $  2.03
             Sep. 30, 2004          $  3.06           $  1.99
             Dec. 31, 2004          $  3.94           $  2.42

             Mar. 31, 2003          $  1.16           $  0.68
             Jun. 30, 2003          $  1.20           $  0.84
             Sep. 30, 2003          $  1.58           $  0.88
             Dec. 31, 2003          $  2.41           $  1.62

             * The prices indicated are as reported by NASDAQ.


      The Company had approximately 72 registered shareholders of record on February 28, 2005. This number does not include beneficial owners of the Company's common stock, which is held in nominee or "street" name accounts.

      During the last two fiscal years, the Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock to its shareholders in the foreseeable future.


Notice from Stock Exchange
--------------------------

      The Company received notice from NASDAQ on May 29, 2003 that it regained compliance with the minimum closing bid price requirement after previously receiving notice on October 4, 2002 that it was subject to de-listing from the NASDAQ Small Cap Market for failure to meet the minimum closing bid price requirement of $1.00 for the prior 30 days. The Company currently is in full compliance with the listing requirements for the NASDAQ Small Cap Market.

SELECTED FINANCIAL DATA
Consolidated Statements of Operations Data:

                                                                  Years Ended December 31,
                                               -------------------------------------------------------------
                                                          (In thousands, except per share data)
                                                  2004        2003          2002        2001          2000
                                               ---------    ---------    ---------    ---------    ---------
Net sales                                      $  10,882    $  12,083    $  11,079    $  13,659    $  18,519
Cost of sales                                      9,848        9,856        9,903       12,998       13,784
                                               ---------    ---------    ---------    ---------    ---------
Gross profit                                       1,034        2,227        1,176          661        4,735
                                               ---------    ---------    ---------    ---------    ---------

Operating expenses:
     Selling                                       1,596        1,315        1,243        1,674        2,093
     General & administrative                      1,972        1,013        1,012        1,400          752
     Engineering, research & development             780          236          440          843        1,161
                                               ---------    ---------    ---------    ---------    ---------
                                                   4,348        2,564        2,695        3,917        4,006
                                               ---------    ---------    ---------    ---------    ---------

Income (loss) from operations                     (3,314)        (337)      (1,519)      (3,256)         729
Other income (expense):
     Interest, net                                   (24)          (8)          20           94          111
     Other                                            18            -            6            6            8
                                               ---------    ---------    ---------    ---------    ---------

Earnings (loss) before income taxes               (3,320)        (345)      (1,493)      (3,156)         848
Income tax expense (benefit)                          50            4         (394)         (66)           9
                                               ---------    ---------    ---------    ---------    ---------

Net earnings (loss)                            $  (3,370)   $    (349)   $  (1,099)   $  (3,090)   $     839
                                               =========    =========    =========    =========    =========

Earnings (loss) per common share:
   Basic                                       $   (1.09)   $   (0.11)   $   (0.36)   $   (0.99)   $    0.27
                                               =========    =========    =========    =========    =========
   Diluted                                     $   (1.09)   $   (0.11)   $   (0.36)   $   (0.99)   $    0.26
                                               =========    =========    =========    =========    =========
Weighted-average shares
      outstanding:
   Basic                                           3,094        3,080        3,085        3,127        3,137
                                               =========    =========    =========    =========    =========
   Diluted                                         3,094        3,080        3,085        3,127        3,179
                                               =========    =========    =========    =========    =========

Selected Consolidated Balance Sheet Data:

                                               -------------------------------------------------------------
                                                                      (In thousands)
                                                  2004        2003          2002        2001          2000
                                               ---------    ---------    ---------    ---------    ---------
Working capital                                $   6,538    $   3,000    $   3,134    $   2,371    $   9,625
Total assets                                      13,288       10,413       10,795       13,666       17,135
Long-term obligations                                 44            -            -            -        4,500
Retained earnings (deficit)                       (1,103)       2,267        2,616        3,715        6,805
Total shareholders' equity                         3,582        6,829        7,181        8,283       11,426



                                                      10

SELECTED FINANCIAL DATA

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                          Quarters Ended,
                           --------------------------------------------   Years Ended
                             3/31        6/30        9/30        12/31       12/31
                           --------    --------    --------    --------    --------
                                    (In thousands, except per share data)
          2004
------------------------
Net sales                  $  3,056    $  2,260    $  2,410    $  3,156    $ 10,882
Gross profit                    529         238         185          82       1,034
Net loss                       (351)       (743)       (930)     (1,346)     (3,370)

Loss per common share:
  Basic and diluted           (0.11)      (0.24)      (0.30)      (0.43)      (1.09)

          2003
------------------------
Net sales                  $  2,769    $  2,652    $  3,125    $  3,537    $ 12,083
Gross profit                    548         529         582         568       2,227
Net loss                       (146)        (79)        (36)        (88)       (349)

Loss per common share:
  Basic and diluted           (0.05)      (0.03)      (0.01)      (0.03)      (0.11)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere in the report.

Critical Accounting Policies and Estimates
------------------------------------------

      In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company makes judgments regarding revenue recognition and evaluates its estimates, including those related to allowance for doubtful accounts, inventories, asset impairment and warranty obligations. We describe these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables and considers the customer's financial condition, security deposits, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company evaluates its inventory for excess or obsolescence on a product line basis for AIA and on a customer basis for AMS, and considers factors such as historical usage rates, present demand in its backlog and projected three-year future demand in its reserve valuation decisions. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand, recovery of cost from customers and market conditions. If actual market conditions or recovery of cost are less favorable than those projected by management, additional inventory write-downs may be required.

      Long-lived assets, such as property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Estimated future cash flows are determined based on an assessment of the assets remaining productive life and the related proportionate contribution to cash flows generated from the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

      The Company could be subject to various claims and legal actions in the ordinary course of business. Some of these matters include professional liability, employee-related matters, and investigations by governmental agencies regarding our employment practices. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary. See Item 3 for a discussion of legal proceedings.

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

o The decline of domestic economic conditions or lack of domestic electronics industry manufacturing capacity expansion could adversely impact the Company's revenues and growth rate.

o The loss of a major customer listed in Business-"Dependence on Significant Customers" and the inability to fill the void with sales to replacement customers.

o The continued transfer of manufacturing offshore could further contract the domestic market for labor-saving assembly equipment and adversely impact the Company's DataPlace machine sales.

o The competitive environment in the electronics assembly machine, custom factory automation equipment and contract manufacturing industries may place pressure on the Company's revenue, gross margins, and market share.

o Erosion of the financial condition of customers could adversely affect the Company's business.

o The potential for technological obsolescence of the DataPlace label identification line.

o The availability of electronic components may be limited due to changes in demand or supply and could adversely affect the Company's material costs or ability to fulfill customers' order requirements.

o The inability of AMS to effectively manage the replacement or substitution of lead-present components in its manufacturing process in order to conform to the world-wide transition to lead-free components by July 1, 2006, may have an adverse effect on revenues and costs.

o The inability to offset increased manufacturing labor costs in the AMS division with higher selling prices or the achievement of increased operating efficiencies.

o The inability to obtain market acceptance for the APM(R) or other automation machines for the retail pharmacy market in addition to obtaining sufficient installations in states whose regulatory agencies currently or will approve use of the technology in the retail pharmacy market.

o The inability of the Company to successfully defend itself in the event the current litigation with Asteres, Inc. proceeds to trial as scheduled in September 2005.

o The inability of the Company to sustain the NASDAQ minimum closing bid price and other requirements would result in de-listing from the NASDAQ small cap market and require the Company to seek listing on the OTC Bulletin Board and could adversely affect the Company's per share market price.

o The effects of worldwide conflict and instability could adversely affect the Company's revenues and costs.

o Other-factors described in the section Qualitative and Quantitative Data About Market Risk.

Off-Balance Sheet Arrangements
------------------------------

      At December 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The following table sets forth the Consolidated Statements of Operations as a percentage of net sales for the years ended December 31:

                                                  Percentage of Net Sales
                                             --------------------------------
                                               2004        2003        2002
                                             --------    --------    --------

Net sales                                       100.0%      100.0%      100.0%
Cost of sales                                    90.5        81.6        89.4
                                             --------    --------    --------
Gross profit                                      9.5        18.4        10.6
                                             --------    --------    --------

Operating expenses:
    Selling                                      14.7        10.9        11.2
    General and administrative                   18.1         8.4         9.1
    Engineering, research and development         7.2         1.9         4.0
                                             --------    --------    --------
                                                 40.0        21.2        24.3
                                             --------    --------    --------

Loss from operations                            (30.5)       (2.8)      (13.7)

Other income (expense):
    Interest, net and other                      (0.1)       (0.1)        0.2
                                             --------    --------    --------

Loss before income taxes                        (30.5)       (2.9)      (13.5)
Income tax expense (benefit)                      0.5         0.0        (3.6)
                                             --------    --------    --------

Net Loss                                        (31.0)%      (2.9)%      (9.9)%
                                             ========    ========    ========


The following table sets forth sales (in thousands) by product classification for the years ended December 31:

                                     2004                    2003                   2002
                            --------------------    --------------------    --------------------
Amistar machines,
   parts and service        $   1,567         14%   $   1,676         14%   $   1,348         12%
Distributed products              996          9%         616          5%         184          2%
Custom factory autom              888          8%       1,385         11%         389          3%
Manufacturing services          7,431         69%       8,406         70%       9,158         83%
                            ---------    -------    ---------    -------    ---------    -------
                            $  10,882        100%   $  12,083        100%   $  11,079        100%
                            =========    =======    =========    =======    =========    =======

Results of Operations 2004 Compared to 2003
-------------------------------------------

Company overall
---------------

SALES
-----

      Overall sales decreased $1,201,000 or 10% to $10,882,000 in 2004 from $12,083,000 in 2003. The decrease was due primarily to lower sales in the AMS division and to a lesser extent by decreased sales in the AIA division. No material portion of sales was attributable to inflation for 2004 or 2003.

      AIA sales decreased $226,000 or 6% to $3,451,000 in 2004 from $3,677,000 in 2003. The decrease was due primarily to lower custom factory automation sales.

      AMS sales decreased $975,000 or 12% to $7,431,000 in 2004 from $8,406,000 in 2003 primarily due to the loss of one customer who moved production overseas and the contraction in orders from certain customers, which was partially offset by orders received from new customers. AMS sales represented 68% and 70% of the overall sales for 2004 and 2003, respectively.

GROSS PROFIT
------------

      Gross profit decreased $1,193,000 or 54% to $1,034,000 in 2004, compared to $2,227,000 in 2003. The 2004 decrease was due primarily to a decrease in AMS gross profit and to a lesser extent to a decrease in AIA gross profit.

      Gross profit for AIA decreased $86,000 or 9% to $888,000 in 2004, compared to $974,000 during 2003, due primarily to a decrease in sales and the resulting gross profit generated from sales of DataPlace machines and custom factory automation contracts in 2004 compared to 2003.

      Gross profit for AMS decreased $1,106,000 or 88% to $147,000 in 2004 compared to $1,253,000 during 2003 primarily due to lower sales, lower direct contribution margin percentage, which is calculated as selling price less direct labor and material costs, increased reserves for obsolescence and increased overhead costs.

SELLING EXPENSES
----------------

      Selling expenses increased $281,000 or 21% to $1,596,000 in 2004 from $1,315,000 in 2003 primarily due to $316,000 in start-up marketing costs incurred by ddn related to the APM machine for the retail pharmacy market. The Company expects marketing costs incurred by ddn during 2004 to continue at a similar level in the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense increased $959,000 or 95% to $1,972,000 from $1,013,000 in 2003 primarily due to $416,000 in start-up operating costs incurred by ddn and due to $463,000 in litigation defense costs related to the Asteres, Inc. lawsuit.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering, research and development expenses increased $545,000 or 232% to $780,000 in 2004, compared to $235,000 in 2003 primarily due to $544,000 in development costs incurred by ddn related to the APM machine for the retail pharmacy market. The engineering group also provided custom factory design and automation services in addition to completing work on a redesigned DataPlace model, for which, expenses were incurred during 2004 that were comparable to 2003. The Company expects ddn to incur a lower level of development costs in 2005 than it incurred in 2004.

OTHER INCOME (EXPENSE)
----------------------

      Interest income increased $3,000 or 15% to $23,000 in 2004, compared to $20,000 in 2003, due to increases in interest rates and from interest earned on contracts receivable. Interest expense increased $17,000 to $47,000 in 2004, compared to $30,000 in 2003, due to increases in interest rates on the industrial development bonds, short-term borrowings, which was partially offset by lower interest paid due to a partial redemption of the bonds.

INCOME TAXES
------------

      During 2004, income tax expense primarily resulted from the alternative minimum tax liability resulting from the taxable gain on the sale of the Company's building. During 2003, only the minimum tax obligations to various states were recorded as expense.

      A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2004, 2003, and 2002. The valuation allowance was recorded due to the assessment that the related tax benefits would not be utilized in the foreseeable future as a result of the Company's losses. No federal income tax carry forward benefit was recorded in 2004, 2003 or 2002 due to the net loss. In addition, the Company's majority-owned subsidiary ddn will be filing a separate Federal and State income tax returns.

---------------------------------------------------


Amistar Industrial Automation segment
-------------------------------------

      Following is a discussion of AIA sales results by product line:

                  Amistar-designed and manufactured machine and accessory sales were $813,000 in 2004 compared to $956,000 in 2003, a decline of $143,000 or 15%. The decrease was due to fewer DataPlace machine unit sales of all three models. The division sold three DataPlace100LP units, and four DataPlace1M units in 2004 compared to selling four DataPlace 100LP units, five DataPlace 1M units in 2003.

                  Through-hole circuit board assembly machine spare parts and service sales increased to $754,000 in 2004 from $720,000 in 2003, an increase of $34,000 or 5%. The increase in 2004, resulted from increased utilization of machines currently in production and is counter to the declining trend experienced over the past four years resulting from the decreased population of the Company's through-hole technology machines in the field and the related demand for spare parts and out-of-warranty field service.

                  Distributed machine and accessory sales were $996,000 in 2004 compared to $616,000 in 2003, an increase of $380,000 or 62%. The increase was result of selling three surface-mount assembly machines in 2004 compared to one in 2003 and due to increased sales of spare parts and accessories from customers experiencing greater production demand.

                  Customized factory automation engineering design and
            manufactured product sales were $888,000 compared to $1,385,000 in 2003, a decrease of $497,000 or 36%. This decrease was due primarily to lower dollar value contracts fulfilled in 2004 compared to 2003, including the absence of a contract in 2004 similar to the $711,000 contract fulfilled in 2003 for design and manufacture of four machines for a customer in the eyeglass industry.

      Gross margin decreased due to fewer sales of the DataPlace models in 2004 compared to 2003. Gross margin on custom factory automation sales decreased partially due to the gross margin loss on one contract for an initial medical products automation machine.

      At December 31, 2004, the Company had seven completed DataPlace 100LP machines included in finished goods inventory at a carrying value of $283,000. The carrying value of nine DataPlace LP machines in work in process was $255,000 at December 31, 2004. The AIA work in process and raw material inventories consist primarily of the DataPlace machine product line. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand over the next two years. While the Company did not sell any of its DataPlace 100LP machines during the second through fourth quarters of 2004, the Company has sold three of its machines at normal margins during the first quarter of 2005 and believes demand is increasing compared to 2004. Estimates of future demand are highly subjective and subject to material change.

Contract Manufacturing Services segment
---------------------------------------

      AMS sales decreased by $975,000, or 12%, to $7,431,000 in 2004 from $8,406,000 in 2003 primarily due to the loss of one customer who moved production overseas and the contraction in orders from certain customers, which were partially offset by orders received from new customers.

      Gross profit for AMS decreased $1,106,000 or 88% to $147,000 in 2004 compared to $1,253,000 during 2003 primarily due to lower sales, lower direct contribution margin percentage, calculated as selling price less direct labor and material costs, an increase of $187,000 to reserves for inventory obsolescence and due to increased overhead costs. Direct contribution margin decreased to 24% during 2004 from 34% during 2003 due primarily to start-up labor inefficiencies experienced on initial production of products related to new contracts and decreased contracted selling prices related to materials for products sold to certain customers. Reserves for inventory obsolescence were increased in 2004 compared to 2003 due to the estimated portion of increased inventory not expected to be recoverable in sales to customers. Factory overhead costs increased to $1,676,000 in 2004 from $1,616,000 in 2003 due primarily to increased personnel costs added to support new orders, expected to be fulfilled in 2005.

      The AMS division in the fourth quarter won a $2,300,000 contract from a defense industry customer and, began procurement and production related to their product, which is expected to be fulfilled during the first quarter of 2005. The AMS division may experience downward margin pressure in the form of customer's requesting or demanding lower selling prices in the future, the effects of which, cannot be estimated.

Results of Operations 2003 Compared to 2002
-------------------------------------------

Company overall
---------------

SALES
-----

      Overall sales increased to $12,083,000 in 2003 from $11,079,000 in 2002, an increase of 9%. The increase was due primarily to sales growth in the AIA division.

      AIA sales increased to $3,677,000 in 2003 from $1,921,000 in 2002, an increase of 91%. The AIA division experienced sales growth in label placement and distributed surface-mount machines and accessories and in custom factory automation design and machine manufacturing services.

      AMS sales decreased to $8,406,000 or 8% in 2003 from $9,158,000 in 2002 primarily due to the loss of one customer who moved production overseas and due to contraction in orders from certain customers. AMS sales represented 70% and 83% of the overall sales for 2003 and 2002, respectively.

GROSS PROFIT
------------

      Gross profit increased $1,051,000 or 89% to $2,227,000 in 2003, compared to $1,176,000 in 2002. The 2003 increase was due primarily to the increased sales of the AIA label placement, distributed surface mount and the customized factory automation machines shipped during 2003. Since AIA sales generate a higher gross profit than AMS sales, the increased AIA sales in the sales mix have had a favorable impact on overall gross profit. In addition, improvements in AMS labor efficiency and increased overall factory utilization resulted in improved margins during 2003.

SELLING EXPENSES
----------------

      Selling expenses increased $72,000 or 6% to $1,315,000 in 2003 from $1,243,000 in 2002 primarily due to increased commissions and travel costs related to the additional AIA machine sales.

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

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering efforts in 2003 were focused on providing custom factory design and automation services. As a result, research and development expenses declined $205,000 or 47% to $235,000 in 2003 from $440,000 in 2002. The increased services resulted in a greater amount of billable engineering time that was allocated to cost of goods sold.

OTHER INCOME (EXPENSE)
----------------------

      Interest income decreased $39,000 in 2003 compared to 2002, due to decreases in interest rates earned on money market funds. Interest expense decreased $10,000 in 2003, compared to 2002, due to decreases in interest rates on the bonds and the reduction of principal.

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

      A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2003 and 2002 due to the Company's history of losses over the past two years. No federal income tax carry forward benefit was recorded in 2003 due to the net loss.

Amistar Industrial Automation segment
-------------------------------------

      AIA Amistar-designed and manufactured machine and accessory sales were $957,000 in 2003 compared to $490,000 in 2002, a growth of $467,000 or 95%. The increase was primarily due to growth in custom factory automation products and services.

      AIA label identification machine demand increased during 2003 resulting in the shipment of nine units in 2003 compared to four units in 2002. Of the units sold in 2003, four of the machines represented the DataPlace 100LP model and five the 1M model. During 2002, the Company sold four DataPlace machines, three 100LP models and one

---------------------------------------------------

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

      At December 31, 2003, the Company had ten completed DataPlace machines included in finished goods inventory at a carrying value of $370,000. The carrying value of DataPlace work in process was $231,000 at December 31, 2003. The AIA work in process and raw material inventories consisted primarily of the DataPlace machine product line at December 31, 2003. During 2002, the Company recorded an inventory write-down of DataPlace machines totaling $75,000.

      The Company sold six of its new DataPlace golf shaft band labeler machines to customers in the golf equipment industry during 2003. Sales for the six machines totaled approximately $154,000.

      AIA Through-hole circuit board assembly machine spare parts and service sales declined $138,000 or 16% to $720,000 in 2003 from $858,000 in 2002 and followed the trend as the number of through-hole technology machines declined in use.

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

      AIA Customized factory automation engineering design and manufactured product sales were $1,385,000 compared to $389,000 in 2002, an increase of $996,000 or 256%. This increase was due primarily to the fulfillment of a $711,000 contract to design and manufacture machines for a customer in the eyeglass industry.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash flows used in operating activities were $3,725,000 during 2004, compared to cash provided of $261,000 in 2003 and a usage of cash of $951,000 in 2002. The increased cash used during 2004 was primarily due to the increased loss in 2004 compared to 2003, an increase in inventory, increased capital expenditures, increased deposits receivable and partially offset by increased accounts payable and accrued liabilities. Working capital increased $3,954,000 in 2004 compared to a decrease of $134,000 in 2003 primarily due to proceeds from the sale of the Company's headquarters building and, the increase in inventory, which was partially offset by the increase in Accounts Payable. The inventory increase was primarily due to production requirements for an AMS contract from a defense industry customer that is expected to be fulfilled in the first quarter of 2005. The inventory increase was also due to requirements for an initial production run of the APM product for the retail pharmacy market and due to increases in orders received from current customers. The inventory increase was partially financed with extended terms obtained from the Company's vendors.

------------------------------------------

During April 2004, the Company made a $1,300,000 loan from existing cash on hand to ddn to fund machine development and start-up operations. The Company expended $1,271,000 of this amount during 2004. The Company's $1,300,000 loan to ddn to fund the new venture is subject to significant risks and uncertainties of success while ddn executes its plan to market newly-developed, innovative point-of sale equipment for use by retail stores. The Company may be required to provide additional loans or investments to ddn in the future in order to execute its plan.

      In 2004, 2003 and 2002, investing activities consisted primarily of capital expenditures to increase the capabilities of the AMS division and to improve efficiency. The Company made capital expenditures of $193,000, $60,000 and $117,000 in the AMS division during 2004, 2003 and 2002 respectively. The AMS capital expenditures made during 2004 and 2002 were to replace and modernize surface mount assembly lines and in 2003 expenditures were made to enhance existing assembly lines. The Company made capital expenditures of $39,000, $67,000 and $14,000 in the AIA division during 2004, 2003 and 2002 respectively to enhance manufacturing and engineering capabilities. The Company made capital expenditures of $34,000, $0 and $15,000 during 2004, 2003 and 2002, respectively, for equipment for ddn and corporate purposes. The Company plans to make capital expenditures during 2005 approximating the amount spent during 2004, primarily to modernize another one of its surface mount assembly lines.

      The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. The bonds carried a variable interest rate and were set to mature in December 2005. Payments of principal and interest were unconditionally guaranteed by an approximate $2,800,000 irrevocable letter of credit issued by the Company's bank.

      On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing a restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. The Company's obligation under the irrevocable letter of credit was reduced accordingly by $1,500,000 effective on February 1, 2002. Effective March 1, 2002, the Company began making monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption was scheduled to occur in increments of $100,000 as the funds accreted to the minimum redemption level. On February 1, 2003, January 13, 2004 and December 31, 2004, $100,000 of the bonds were redeemed on each date using restricted cash. The terms of the Reimbursement Agreement required the Company to make a final payment for the balance of $2,700,000 in December 2005.

      The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2004, the Company was not in compliance with the tangible net worth, debt service, debt and profitability covenants. The Company received waivers relating to these covenants through December 31, 2004. The Company has made all required debt service payments on the bonds.

      The entire Industrial Development bonds balance of $2,700,000 has been classified as a current liability in the accompanying balance sheet at December 31, 2004 due to the redemption, which occurred on January 3, 2005 using restricted cash. At December 31, 2003, the balance of the bonds were also classified as a current liability due to uncertainty at the time concerning the Company's ability to meet the covenants after the waiver in effect at the time expired.

      On December 16, 2004, the Company consummated a sale lease-back transaction whereby the headquarters facility was sold and net proceeds of approximately $7,508,000 were recorded from the sale. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets were removed. A deposit in the amount of $417,000 was made to the seller under the terms of the lease agreement. The Company recorded a gain on the sale lease-back of property of approximately $4,165,000, which is will be amortized over the ten-year term of the loan. The Company amortized $17,355 of the deferred gain on sale lease-back of property during the year ended December 31, 2004. During the period between December 16, 2004 and December 31, 2004, the Company used a portion of the proceeds to retire short-term borrowings from a Director of the Company and to satisfy certain amounts owned to vendors that had granted extended payment terms.

      Subsequent to December 31, 2004, the letter of credit was reduced by the amount of the redemption of the bonds, and is expected to be terminated during 2005 by the Company's bank and the balance of the restricted cash account returned to the Company's unrestricted cash account.

      On September 27, 2004 and November 15, 2004, the Company entered into separate agreements with Gordon Marshall, a director of the Company, by which Mr. Marshall loaned the Company a sum of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provided for an interest rate of 7.0% and 7.25% per annum, respectively, with principal and interest originally due on December 31, 2004. The

------------------------------------------

notes were retired in December 2004 following close of the sale lease-back transaction. During the year ended December 31, 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

      The Company repurchased, pursuant to a plan approved by the Board of Directors in May 1998, 4,757, and 3,321 shares of its stock on the open market at values of $5,000 and $3,000 during the years of 2003 and 2002, respectively. During the 2004, the Company did not make any purchases due to increases in the market price of its shares and does not anticipate doing so in the foreseeable future.

      As discussed in Item 3, the Company is a defendant in litigation with a competitor related to its plans to enter the retail pharmacy automation equipment market. During 2004, the Company incurred $463,000 in legal expenses related to its defense in the litigation. The Company considers the case to be without merit and an effort to block lawful competition and will continue to vigorously defend itself, including seeking dismissal in a summary judgment hearing scheduled for June 2005.

      The Company incurred net losses of $3,370,397, $349,443, and $1,098,992 in the years ended December 31, 2004, 2003 and 2002, respectively and negative cash flow from operations of $3,724,968 and $950,829 in the years ended December 31, 2004 and 2002, respectively. The Company had working capital of $6,537,819 and cash on hand of $3,171,609 at December 31, 2004. Management expects to incur additional operating losses in fiscal 2005 as a result of expenditures for marketing costs for ddn and litigation costs. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

      Management intends to improve the Company's liquidity during 2005, by reducing AMS inventory levels through the implementation of inventory reduction initiatives and by shipment to a defense industry customer, an order that is unusually large in light of the Company's normal sales and production patterns and that will consume approximately $1,200,000 of inventory on hand at December 31, 2004. The Company expects to receive future orders from the defense industry customer, in significantly smaller quantities, which will require less cash that the order received during 2004. The Company also expects to reduce AIA inventory levels through the sale of DataPlace 100LP models out of finished goods inventory at December 31, 2004. In addition, the Company expects to expend a lower level of its funds on ddn's development and operating activities in 2005 than in 2004, in which ddn was formed and the APM developed. As stated in the current events paragraph, the Company projects that ddn will exhaust its funds during 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

      Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. There can be no assurances that the Company will be successful in achieving these objectives.

      Contractual Commitments and Commercial Commitments

      The following summarizes the Company's contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on its liquidity and cash flow in future periods:

                                                                 Payments Due By Period
                                                        Less than
Contractual Obligations                Total              1 Year          1-3 Years          4-5 Years        After 5 Years
---------------------------------------------------------------------------------------------------------------------------
Minimum lease payments              $ 6,965,000         $ 740,000         $1,982,000         $1,369,000         $2,874,000
Sublease income                        (143,000)         (114,000)           (29,000)                 -                  -
                                ----------------------------------  -----------------  -----------------  -----------------
Net lease obligations                 6,822,000           626,000          1,953,000          1,369,000          2,874,000
Industrial Bonds Payments             2,700,000         2,700,000                  -                  -                  -
Interest match bonus to ddn
  Founders                              240,000                 -             30,000             80,000            130,000
                                ----------------------------------  -----------------  -----------------  -----------------
                                    $ 9,762,000       $ 3,326,000         $1,983,000         $1,449,000         $3,004,000
                                ==================================  =================  =================  =================

      The Company did not have any employee agreements or purchase commitments outside of the Company's normal course of business at December 31, 2004.

New Accounting Pronouncements
-----------------------------

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter of 2005. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The Company is evaluating the impact that of the adoption of SFAS 123R will have on future results of operations.

      In December 2004, the FASB also issued SFAS No. 151, "INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.


QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company is exposed to a variety of risks. The Company does not have any derivative financial instruments.

      The Company's only term debt at December 31, 2004 was comprised of industrial development bonds, which were redeemed on January 3, 2005.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


The Board of Directors and Shareholders
Amistar Corporation
San Marcos, California

We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiary, (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. We have also audited the consolidated financial statement schedules in the Company's Form 10-KSB as of December 31, 2004 and 2003 and for the years then ended. These consolidated financial statements and financial statement schedules, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal controls over financial reporting. Our audits included consideration of internal controls over financial statement reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial statement schedules referred to above presents fairly, in all material respects, the financial position of Amistar Corporation and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ BDO Seidman, LLP

                                             BDO Seidman, LLP


Costa Mesa, California
February 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



The Board of Directors and Shareholders
Amistar Corporation:


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Amistar Corporation ("the Company") for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Amistar Corporation's operations and cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.


                                                /s/ KPMG LLP

                                                KPMG LLP


San Diego, California
February 19, 2003

                                           AMISTAR CORPORATION
                                       Consolidated Balance Sheets

December 31,                                                                    2004            2003
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $  3,171,609    $  2,438,976
     Restricted cash                                                          2,788,385         130,000
     Trade accounts receivable, less allowance for doubtful
       accounts of $65,757 in 2004 and $75,772 in 2003                        1,727,484       1,308,587
     Inventories, net of reserves of $2,165,763 in 2004
       and $2,055,879 in 2003                                                 4,615,935       2,313,101
     Demonstration equipment                                                      3,255          52,740
     Prepaid expenses                                                           161,937         339,567
                                                                           ------------    ------------
          Total current assets                                               12,468,605       6,582,971
                                                                           ------------    ------------
Property and equipment:
     Land                                                                             -         981,875
     Building and building improvements                                               -       4,202,076
     Machinery and equipment                                                  6,985,001       6,737,963
     Computer software and equipment                                            521,445         505,570
                                                                           ------------    ------------
                                                                              7,506,446      12,427,484
     Less accumulated depreciation and amortization                          (7,155,658)     (8,663,783)
                                                                           ------------    ------------
          Property and equipment,net                                            350,788       3,763,701
                                                                           ------------    ------------
Deposits receivable and other assets                                            468,899          66,272
                                                                           ------------    ------------
                                                                           $ 13,288,292    $ 10,412,944
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  1,964,203    $    321,492
     Accrued payroll and related costs                                          192,727         127,330
     Accrued liabilities                                                        566,645         185,948
     Income taxes payable                                                        55,142          10,985
     Accrued warranty costs                                                      35,547          37,698
     Current portion of deferred gain on sale lease-back of property            416,522               -
     Industrial development bonds                                             2,700,000       2,900,000
                                                                           ------------    ------------
          Total current liabilities                                           5,930,786       3,583,453
Deferred gain on sale of property, net of current portion                     3,731,342               -
Other long-term liabilities                                                      43,948               -
                                                                           ------------    ------------
Total Liabilities                                                             9,706,076       3,583,453
                                                                           ------------    ------------
Commitments
Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                                       -               -
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,142,544 and 3,080,544 shares issued and
       outstanding in 2004 and 2003, respectively                                31,551          30,806
     Additional paid-in capital                                               4,654,110       4,531,733
     Retained earnings (deficit)                                             (1,103,445)      2,266,952
                                                                           ------------    ------------
          Total shareholders' equity                                          3,582,216       6,829,491
                                                                           ------------    ------------
                                                                           $ 13,288,292    $ 10,412,944
                                                                           ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   24

                                     AMISTAR CORPORATION
                            Consolidated Statements of Operations

Years ended December 31,                             2004            2003            2002
--------------------------------------------------------------------------------------------
Net sales                                       $ 10,881,700    $ 12,083,092    $ 11,078,794
Cost of sales                                      9,847,439       9,856,208       9,902,523
                                                ------------    ------------    ------------
Gross profit                                       1,034,261       2,226,884       1,176,271
                                                ------------    ------------    ------------
Operating expenses:
    Selling                                        1,595,585       1,315,223       1,243,101
    General and administrative                     1,972,327       1,013,159       1,011,911
    Engineering, research and development            780,252         235,480         440,435
                                                ------------    ------------    ------------
                                                   4,348,164       2,563,862       2,695,447
                                                ------------    ------------    ------------

Loss from operations                              (3,313,903)       (336,978)     (1,519,176)
Other income (expense):
    Interest expense                                 (46,632)        (29,543)        (39,676)
    Interest income                                   22,522          20,278          59,535
    Gain on sale lease-back of property               17,355               -               -
    Other                                                 97             300           6,325
                                                ------------    ------------    ------------
                                                      (6,658)         (8,965)         26,184
                                                ------------    ------------    ------------
Loss before income taxes                          (3,320,561)       (345,943)     (1,492,992)
Income tax expense (benefit)                          49,836           3,500        (394,000)
                                                ------------    ------------    ------------

Net Loss                                        $ (3,370,397)   $   (349,443)   $ (1,098,992)
                                                ============    ============    ============
Loss per common share:
    Basic and diluted                           $      (1.09)   $      (0.11)   $      (0.36)
                                                ============    ============    ============

Weighted-average shares outstanding:
    Basic and diluted                              3,093,775       3,080,401       3,085,375
                                                ============    ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                             25

                                              AMISTAR CORPORATION
                                Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2004, 2003, and 2002
-------------------------------------------------------------------------------------------------------------

                                               Common Stock
                                      --------------------------    Additional                       Total
                                         Shares                       Paid-in       Retained     Shareholders'
                                       (in 000's)     Par value       capital       Earnings         Equity
                                      -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2001               3,086    $    30,864    $ 4,536,321    $ 3,715,387    $ 8,282,572

Repurchase of common shares                    (3)           (33)        (2,806)             -         (2,839)
Net loss                                        -              -              -     (1,098,992)    (1,098,992)
                                      -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2002               3,083         30,831      4,533,515      2,616,395      7,180,741

Stock option exercise                           3             23          2,791              -          2,814
Repurchase of common shares                    (5)           (48)        (4,573)             -         (4,621)
Net loss                                        -              -              -       (349,443)      (349,443)
                                      -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2003               3,081         30,806      4,531,733      2,266,952      6,829,491

Purchase of shares in subsidiary                -            125         48,999              -         49,124
Stock option exercise                          62            620         73,378              -         73,998
Net loss                                        -              -              -     (3,370,397)    (3,370,397)
                                      -----------    -----------    -----------    -----------    -----------
Balances at December 31, 2004               3,143    $    31,551    $ 4,654,110    $(1,103,445)   $ 3,582,216
                                      ===========    ===========    ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                      26

                                                  AMISTAR CORPORATION
                                         Consolidated Statements of Cash Flows


Years ended December 31,                                                       2004           2003           2002
---------------------------------------------------------------------------------------------------------------------
Cash flows provided from operating activities:
     Net Loss                                                              $(3,370,397)   $  (349,443)   $(1,098,992)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                          346,692        354,075        545,156
        Recovery of doubtful accounts                                                -        (20,000)       (60,379)
        Provision for inventory obsolescense                                   323,232              -        174,524
        Non-cash compensation expense                                           49,124              -              -
        Amortization of deferred gain on sale lease-back of property           (17,355)             -              -
        Amortization of bond costs                                              24,708         14,160         14,160
        Changes in assets and liabilities:
           Trade accounts receivable, net                                     (418,897)       284,015       (447,752)
           Inventories, net                                                 (2,626,066)        87,723        129,766
           Demonstration equipment                                              49,485           (417)        57,386
           Prepaid expenses                                                    177,630       (153,963)         1,781
           Other assets                                                       (437,883)       (24,310)         3,277
           Accounts payable                                                  1,642,711        101,051        (64,552)
           Accrued payroll and related costs                                    65,397         18,899       (183,203)
           Accrued liabilities                                                 380,697        (42,418)        16,794
           Income taxes payable                                                 44,157             16          3,580
           Accrued warranty costs                                               (2,151)        (8,178)       (42,375)
           Other long-term liabilities                                          43,948              -              -
                                                                           -----------    -----------    -----------
         Net cash provided by (used in) operating activities                (3,724,968)       261,210       (950,829)
                                                                           -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of land and building                                 7,508,221              -              -
     Capital expenditures                                                     (266,233)       (83,664)      (131,491)
                                                                           -----------    -----------    -----------
        Net cash from (used in) investing activities                         7,241,988        (83,664)      (131,491)
                                                                           -----------    -----------    -----------
Cash flows from financing activities:
     Net decrease (increase) in restricted cash                             (2,658,385)       (20,000)     1,342,000
     Redemption of Industrial Development Bonds                               (200,000)      (100,000)    (1,500,000)
     Exercise of stock options                                                  73,998          2,814              -
     Repurchase of common stock                                                      -         (4,621)        (2,839)
                                                                           -----------    -----------    -----------
        Net cash used in financing activities                               (2,784,387)      (121,807)      (160,839)
                                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                           732,633         55,739     (1,243,159)
Cash and cash equivalents at the beginning of the year                       2,438,976      2,383,237      3,626,396
                                                                           -----------    -----------    -----------
Cash and cash equivalents at the end of the year                           $ 3,171,609    $ 2,438,976    $ 2,383,237
                                                                           ===========    ===========    ===========
Supplemental disclosure of cash flow information

Cash paid during the year for:
     Interest                                                              $    45,398    $    29,302    $    42,250
                                                                           ===========    ===========    ===========
     Income taxes                                                          $     5,680    $     3,484    $     4,704
                                                                           ===========    ===========    ===========
Supplemental disclosure of non-cash investing activities:
     Transfer from demo eq. to property and equipment                      $         -    $    42,950    $         -
                                                                           ===========    ===========    ===========
     Transfer from inventory to property and equipment                     $         -    $         -    $    18,547
                                                                           ===========    ===========    ===========
     Increase in deferred gain on sale lease-back of property              $ 4,165,221    $         -    $         -
                                                                           ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          27

                               AMISTAR CORPORATION
                   Notes to Consolidated Financial Statements
                       Three years ended December 31, 2004

(1)  BUSINESS AND CURRENT EVENTS

     Business
     --------

     Amistar Corporation operates two divisions, Amistar Industrial Automation ("AIA") and Amistar Manufacturing Services ("AMS") and one majority-owned subsidiary Distributed Delivery Networks Corporation ("ddn") collectively defined as the "Company". The AIA division manufactures and markets assembly machinery primarily for the electronics industry and provides engineering design and manufacturing services to customers seeking enhanced factory automation. AMS is a contract assembler of electronic products, including printed circuit board assemblies. ddn is a start-up sales and marketing company providing automation solutions to the retail marketplace. The Company's customers are located predominately in the United States. The Company's headquarters and primary manufacturing facility is located in San Marcos, California. The Company's raw materials are readily available subject to certain market conditions that may affect the allocation of electronic components.

     Current Events
     --------------

     The Company incorporated a new subsidiary, ddn, on February 3, 2004, through which it plans to market and install newly developed, innovative equipment for use by retail stores. The initial focus will be on providing retail pharmacy store automation.

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

     The Company financed the subsidiary's operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable. The Company projects that ddn will exhaust its funds during 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

     Due to the lack of substantial capitalization by the ddn Founders, the Company will bear and consolidate 100% of the losses of ddn and as a result bears significant risk of loss of the principal and accrued interest related to the aforementioned loan. The interest of ddn purchased by the ddn Founders was valued based on an appraisal by an independent appraisal firm at approximately $200,000 by the Company. The Company accounts for the fair value of the ddn Founders interest as a charge to compensation expense ratable over the thirty-six month restriction period. The Company recorded compensation expense of $49,000 during 2004 related to the vested portion of the appraised value of the minority holder's interest as of April 8, 2004.

     The loan agreement provides for a bonus to the ddn Founders equal to the interest accrued on the note and provided a redemption option exercisable by the Company. The Company, based on satisfactory performance of ddn, did not exercise its rights to the redemption option prior to expiration on October 6, 2004. The Company formerly had a right to redeem its shares and require repayment of the note if certain performance conditions were not met.

     The Company has also entered into a manufacturing and development agreement with ddn to develop and manufacture the equipment.

     ddn is a newly formed start up company and is subject to the general risks and uncertainties associated with a start-up enterprise, including the substantial risk of business failure.

                               AMISTAR CORPORATION
              Notes to Consolidated financial Statements, Continued

     Litigation
     ----------

     On August 26, 2004, Amistar Corporation, Distributed Delivery Networks Corporation and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate any possible monetary damages and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not likely. Amistar and the other defendants filed their Answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The suit is currently in the discovery phase. The Company considers the case to be without merit and an effort to block lawful competition and will continue to vigorously defend itself, including seeking dismissal in a summary judgment hearing scheduled for June 2005.

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

     Liquidity and Management's Plan
     -------------------------------

     The Company incurred net losses of $3,370,397, $349,443, and $1,098,992 in the years ended December 31, 2004, 2003 and 2002, respectively and negative cash flow from operations of $3,724,968 and $950,829 in the years ended December 31, 2004 and 2002, respectively. The Company had working capital of $6,537,819 and cash on hand of $3,171,609 at December 31, 2004.
     Management expects to incur additional operating losses in fiscal 2005 as a result of expenditures for marketing costs for ddn and litigation costs. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

     Management intends to improve the Company's liquidity during 2005, by reducing AMS inventory levels through the implementation of inventory reduction initiatives and by shipment to a defense industry customer, an order that is unusually large in light of the Company's normal sales and production patterns and that will consume approximately $1,200,000 of inventory on hand at December 31, 2004. The Company expects to receive future orders from the defense industry customer, in significantly smaller quantities, which will require less cash that the order received during 2004. The Company also expects to reduce AIA inventory levels through the sale of DataPlace 100LP models out of finished goods inventory at December 31, 2004. In addition, the Company expects to expend a lower level of its funds on ddn's development and operating activities in 2005 than in 2004, in which ddn was formed and the APM developed. As stated in the current events paragraph, the Company projects that ddn will exhaust its funds during 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

     Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. There can be no assurances that the Company will be successful in achieving these objectives.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidated Financial Statements
     ---------------------------------

     The consolidated financial statements include 100% of the accounts of the Company's majority-owned subsidiary ddn. Inter-company balances and transactions have been eliminated.

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

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     a sales arrangement in the form of a contract or purchase order, the product has been shipped and/or installed, the sales price is fixed or determinable and collectability is reasonably assured.

     The Company has two bill and hold arrangements at December 31, 2004. The inventory related to these arrangements are segregated from the Company's inventory, and insured by the customers, and the customers bear the market value risk. The Company recognizes revenue based on a fixed written commitment by the customer, when the risk of ownership has passed, and when there are no remaining performance obligations on the part of the Company. The retail amount of inventory held for one company at December 31, 2004 was approximately $170,000 and the carrying value held for the other company at December 31, 2004, was approximately $260,000.

     Cash and cash equivalents
     -------------------------

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents, primarily consisting of money market funds, amounted to $2,198,000 and $2,285,000, respectively. Restricted cash represents required amounts that were held to redeem the Industrial Developments Bonds (Note 4). The Company places its cash with major financial institutions. At times, cash balances may be in excess of amounts insured by Federal agencies. As of December 31, 2004, and 2003, approximately $2,961,000 and $2,712,000 in cash balances, before taking into effect issued but uncleared checks, were in excess of Federal insurance limits.

     Inventories
     -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for excess or obsolescence. The Company evaluates its inventory for excess or obsolescence on a product line basis for AIA and for ddn, when it maintains inventory, and on a customer basis for AMS and considers factors such as historical usage rates, present demand in its backlog and projected three-year future demand in its reserve valuation decisions. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

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

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

           Building                                40 years
           Building improvements                   10 years
           Machinery and equipment                 4-7 years
           Computer software and equipment         3-5 years

     Costs of improvements or betterments that substantially extend the useful life of an asset are capitalized. Costs for repairs and maintenance are expensed as incurred. Upon the disposition of property and equipment, related costs and accumulated depreciation are removed from the Company's books and related gains or losses are reflected in operations. Depreciation expense is reflected in cost of sales totaling $294,000, $301,000 and $514,000 for 2004, 2003 and 2002, respectively, and operating expenses totaling $53,000, $53,000 and $31,000 for 2004, 2003 and 2002,
     respectively, in the accompanying consolidated financial statements based on applicable asset use.

     Deferred Bond Refinancing Costs
     -------------------------------

     Costs incurred in connection with refinancing the Industrial Development Bonds were amortized using the effective interest method over the life of the bonds through December 2004. Deferred costs are included in other assets until December 31, 2004, as of which they were fully expended.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Warranty cost and accrual information is as follows for the years ended December 31:

                                       Charged to
              Period      Beginning     costs and                   Ending
            Beginning      Balance       expense     Deductions     Balance
        ---------------------------------------------------------------------

               2004         $ 37,698      $ 14,247     $ (16,398)    $ 35,547
                         ===========  ============  ============  ===========

               2003         $ 45,876     $ (30,195)     $ 22,017     $ 37,698
                         ===========  ============  ============  ===========

               2002         $ 88,251     $ (36,701)     $ (5,674)    $ 45,876
                         ===========  ============  ============  ===========

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

     Advertising
     -----------

     Advertising costs are charged to expense as incurred. The Company expensed $2,000, $0 and $4,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Stock-Based Compensation
     ------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard was effective for consolidated financial statements for the year ended December 31, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the years ended December 31, 2004, 2003 and 2002 as follows ($ in thousands, except per share amounts):

                                                         2004         2003         2002
                                                      ---------    ---------    ---------
     Net loss - as reported                           $  (3,370)   $    (349)   $  (1,099)
     Total stock-based employee compensation
       expense included in reported net
       income, net of tax                                    49            -            -
       Total stock-based employee compensation
       expense determined under fair-value-based
       method for all rewards, net of tax                  (123)         (22)         (10)
                                                      ---------    ---------    ---------
     Pro forma net loss                               $  (3,444)   $    (371)   $  (1,109)
                                                      =========    =========    =========

     Loss per share:
     Basic and diluted, as reported                   $   (1.09)   $   (0.11)   $   (0.36)
     Basic and diluted, pro forma                     $   (1.11)   $   (0.12)   $   (0.36)

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

                                                  Years ended December 31,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   -----------  ----------
     Weighted-average shares basic             3,094         3,080       3,085

     Dilutive effect of stock options              -             -           -
                                           ----------   -----------  ----------

     Weighted-average shares, diluted          3,094         3,080       3,085
                                           ==========   ===========  ==========

     Options to purchase 155,000, 233,000 and 165,000 shares of common stock were not included in the calculation of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, because the effects of these instruments were anti-dilutive.

     Use of Estimates
     ----------------

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Estimates include those related to the allowance for doubtful accounts, inventory reserves for obsolescence, asset impairment and warranty obligations. Actual results could materially differ from those estimates.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Intangible Asset
     ----------------

     On November 18, 2004, the Company's majority-owned subsidiary ddn acquired exclusive rights to certain intellectual property related to a point of sale device for use in retail pharmacies, including designs, for which a patent application has been filed, for consideration including a payment of $15,000 and royalties. The carrying amount of intangible assets are included in deposits receivable and other assets, carried at cost, net of accumulated amortization and are evaluated regularly for impairment. The cost of the purchased technology will be amortized over an expected life of seventeen years. The agreement was formalized in a technology transfer agreement, which has an open ended term and requires the Company to pay royalties of either $450 or $850 per unit sold depending on the extent to which the Company's machines utilize the purchased technology and not less than $5,000 per month until October 31, 2005. The $5,000 per month royalty will continue in the event the patent is issued on or before October 31, 2005, otherwise, the $5,000 per month minimum royalty will expire. The technology transfer agreement also provides for a non-exclusive grant-back license in the event certain triggering events.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     -----------------------------------------------------------------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets and long-lived assets to be disposed of. SFAS No. 144 provides the criteria for classifying an asset as held for sale and the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. The estimate of cash flows would be determined, based on managements projection of income expected to be generated over the remaining economic life of the asset. Actual results can materially differ from such estimates. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Guarantees and indemnifications
     -------------------------------

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

     The Company provides a one-year warranty for most of its products. See "Warranty Liabilities."

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising, as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officers or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director's and officer's liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004. The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     New Accounting Pronouncements
     -----------------------------

     In December 2004, the FASB issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter of 2005. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The Company is evaluating the impact that of the adoption of SFAS 123R will have on future results of operations.

     In December 2004, the FASB also issued SFAS No. 151, "INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

(3)  INVENTORIES

     Inventories at December 31, 2004 and 2003, consist of the following (in thousands), net of reserves of $2,166,000 and $2,056,000 at December 31, 2004 and 2003, respectively:

                                         December 31,                                December 31,
                                      2004 (in thousands)                         2003 (in thousands)
                            ---------------------------------------      -------------------------------------
                                   AIA          AMS         Total               AIA         AMS        Total
     Raw Material               $   331      $ 2,001       $ 2,332           $   295       $ 817      $ 1,112
     Work In Process                642          691         1,333               480          92          572
     Finished Goods                 550          401           951               550          79          629
                            ---------------------------------------      -------------------------------------

      Total                     $ 1,523      $ 3,093       $ 4,616           $ 1,325       $ 988      $ 2,313
                            =======================================      =====================================

     As of December 31, 2004, the Company had recorded reserves for obsolescence of $1,783,000 for AIA and $383,000 for AMS. The reserves for obsolescence for AIA are primarily related to product lines that were discontinued in prior years. The reserves for obsolescence for AMS are primarily related to material purchased in which, there was no actual or anticipated demand as of December 31, 2004.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

     DataPlace product line
     ----------------------

     The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its DataPlace 100LP label identification automation equipment. During 2004, 2003 and 2002, the Company has sold its DataPlace 100LP units out of inventory on hand at December 31, 2001. The Company sold three DataPlace 100LP units in 2004, four in 2003, and three in 2002. During 2003, the Company purchased and sold two used DataPlace 100LP machines.

     At December 31, 2004, the Company had seven completed DataPlace100LP machines included in finished goods inventory at a carrying value of $283,000. The carrying value of seven DataPlace100LP machines in work in process was $255,000 at December 31, 2004. The AIA work in process inventories consist primarily of the DataPlace machine product line.

     The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand over the next two years. Estimates of future demand are highly subjective and subject to material change. The Company recorded an inventory write-down of DataPlace100LP machines totaling $75,000 during 2002, in which demand had materially decreased. The Company sold three DataPlace100LP machines during 2004 and has sold three during the first quarter of 2005. The Company, based on sales projections, estimates that it had a two-year supply of DataPlace 100LP machines at December 31, 2004. Insufficient demand in the future for the DataPlace100LP machines could require additional charges for excess quantities or obsolescence.

(4)  INDUSTRIAL DEVELOPMENT BONDS

     The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. The bonds carried a variable interest rate and were set to mature in December 2005. Payments of principal and interest were unconditionally guaranteed by an approximate $2,800,000 irrevocable letter of credit issued by the Company's bank.

     On February 1, 2002, the Company paid $1,500,000 to redeem a portion of the industrial development bonds utilizing a restricted cash balance of $1,452,000 plus an additional $48,000 of unrestricted cash. The Company's obligation under the irrevocable letter of credit was reduced accordingly by $1,500,000 effective on February 1, 2002. Effective March 1, 2002, the Company began making monthly payments of $10,000 per month into a sinking fund for redemption of the bonds. Redemption was scheduled to occur in increments of $100,000 as the funds accreted to the minimum redemption level. On February 1, 2003, January 13, 2004, and December 31, 2004, $100,000 of the bonds was redeemed on each date using restricted cash. The terms of the Reimbursement Agreement required the Company to make a final payment for the balance of $2,700,000 in December 2005.

     The Company's stand-by letter of credit reimbursement agreement with its bank maintains certain affirmative financial covenants. At December 31, 2004, the Company was not in compliance with the tangible net worth, debt service, debt and profitability covenants. The Company received waivers relating to these covenants through December 31, 2004. The Company has made all required debt service payments on the bonds.

     The entire Industrial Development bonds balance of $2,700,000 has been classified as a current liability in the accompanying balance sheet at December 31, 2004 due to the redemption, which occurred on January 3, 2005 using restricted cash. At December 31, 2003, the balance of the bonds were also classified as a current liability due to uncertainty at the time concerning the Company's ability to meet the covenants after the waiver in effect at the time expired.

     On December 16, 2004, the Company consummated a sale lease-back transaction whereby the headquarters facility was sold and net proceeds of approximately $7,508,000 were recorded from the sale. A substitution of collateral was made to support the letter of credit with the Company's bank which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets was removed. A deposit in the amount of $417,000 was made to the seller under the terms of the lease agreement. The Company recorded a gain on the sale lease-back of property of approximately $4,165,000, which is will be amortized over the ten-year term of the loan. The Company amortized $17,355 of the deferred gain on sale lease-back of property during the year ended December 31, 2004. During the period between December 16, 2004 and December 31, 2004, the Company used a portion of the proceeds to retire short-term borrowings from a Director of the Company and to satisfy certain amounts owned to vendors that had granted extended payment terms.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

     Subsequent to December 31, 2004, in which the bonds were redeemed in full, the letter of credit was reduced by the amount of the redemption of the bonds and is expected to terminate during 2005 by the Company's bank and the balance of the restricted cash account returned to the Company's unrestricted cash account.

(5)  INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

                            Federal          State            Total
                          ----------      -----------      ----------
     2004    Current      $       35      $        15      $       50
             Deferred              -                -               -
                          ----------      -----------      ----------
                          $       35      $        15      $       50
                          ==========      ===========      ==========

     2003    Current      $        -      $         4      $        4
             Deferred              -                -               -
                          ----------      -----------      ----------
                          $        -      $         4      $        4
                          ==========      ===========      ==========

     2002    Current      $     (400)     $         6      $     (394)
             Deferred              -                -               -
                          ----------      -----------      ----------
                          $     (400)     $         6      $     (394)
                          ==========      ===========      ==========

     Actual income taxes for 2004, 2003 and 2002 differ from "expected" income taxes for those years computed by applying the U.S. federal statutory rate of 34% to loss before taxes as follows (in thousands):

                                                               2004         2003         2002
                                                            ---------    ---------    ---------
     Income tax benefit                                     $  (1,129)   $    (118)   $    (508)
     State and foreign income taxes (benefit), net of
          federal income tax benefit                             (194)         (20)           4
     Change in valuation allowance                              1,437          349          162
     Permanent difference                                           4            -            -
     Income tax carryforwards and credits                         (46)           -          (29)
     Other, net, including change in estimate                     (22)        (207)         (23)
                                                            ---------    ---------    ---------
                                                            $      50    $       4    $    (394)
                                                            =========    =========    =========

     The "Other, net, including change in estimate" amounts for 2004, 2003 and 2002 represent revisions of estimates of Federal and State NOL carryforwards, and adjustments from amounts estimated for financial statement purposes to the actual amounts reported on the tax returns filed in the subsequent period.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(5)  INCOME TAXES (continued)

     The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities, consist of the following (in thousands):

                                                                   2004         2003
                                                                ---------    ---------
     Deferred tax assets:
          Allowance for doubtful accounts                       $      26    $      30
          Warranty accrual                                             14           15
          Inventory allowance                                       1,091        1,047
          Accrued vacation                                             36           36
          Deferred gain                                             1,652            -
          State loss carryforwards and income tax credits             251          301
          Federal loss carryforwards and tax credits                1,789        2,125
          Fixed assets                                                 18            -
          Organization costs                                           53            -
          Other                                                       114          168
                                                                ---------    ---------
     Gross deferred tax assets                                      5,044        3,722
     Valuation allowance                                           (5,044)      (3,607)
                                                                ---------    ---------
     Total deferred tax assets                                          -          115
     Deferred tax liabilities-fixed assets                              -         (115)
                                                                ---------    ---------
     Net deferred tax assets                                    $       -    $       -
                                                                =========    =========

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

     The Company has tax credits totaling $272,000 at December 31, 2004, which begin expiring in 2006. In addition, the Company has federal and state net operating loss carry forwards in the amount of $4,834,000 and $2,138,000 at December 31, 2004, which are expected to begin expiring in 2021 and 2014, respectively.

     During 2004, income tax expense primarily resulted from the alternative minimum tax liability resulting from the taxable gain on the sale of the Company's building.

     The Company's majority-owned subsidiary ddn will be filing a separate Federal and State income tax returns.

     On March 9, 2002, the "Job Creation and Worker Assistance Act of 2002" (the "Act") was signed into law. The Act extends the period in which a net operating loss may be carried back. As a result, the Company recognized and received a $400,000 carry-back refund benefit during 2002, which is partially offset by a $6,000 provision for the minimum tax liability to various states.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(6)  STOCK OPTION PLAN

     In 1994, the Company adopted an incentive stock option plan (the "Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally vest over four years from the date of grant, and expire five years after the date of grant. The Company has decided to make no further grants from the 1994 plan beyond December 31, 2004, due to expiration of the ten-year period in which options can be granted on a qualified basis. The Company adopted a new plan on March 29, 2005, which is substantially similar to the 1994 plan and is subject to approval by the shareholders at the May 2005 annual shareholders meeting.

     The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the consolidated financial statements as all grant exercise prices were equal to fair market value on the date of grant.

     There were 102,500 shares granted during 2004. There were 86,000 shares granted during 2003. The per share weighted-average fair value of stock options granted during 2004 and 2003 was $0.92 and $0.45, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 4.7 years, expected volatility of 64% and 69% in 2004 and 2003, respectively, no dividends, and risk-free interest rates of 3.29% and 2.75% for 2004 and 2003, respectively.

     Stock option activity during the periods indicated is as follows:

                                                              Year Ended December 31,
                                   ------------------------------------------------------------------------------
                                              2004                      2003                      2002
                                   ------------------------   ------------------------   ------------------------
                                                  Weighted-                  Weighted-                  Weighted-
                                                   Average                    Average                    Average
                                     No. of       Exercise      No. of       Exercise      No. of       Exercise
                                     Shares        Price        Shares        Price        Shares        Price
                                   ----------    ----------   ----------    ----------   ----------    ----------
     Beginning balance                232,750    $   1.4200      165,000    $   1.8555      202,500    $   1.8380

     Options granted                  102,500        2.1600       86,000        0.8200            -             -
     Options exercised                (62,000)       1.1900       (2,250)       1.2500            -             -
     Options expired/cancelled       (118,250)       1.8200      (16,000)       2.7500      (37,500)       1.7670
                                   ----------    ----------   ----------    ----------   ----------    ----------

     Ending balance                   155,000    $   1.6900      232,750    $   1.4200      165,000    $   1.8555
                                   ==========    ==========   ==========    ==========   ==========    ==========

     Balance exercisable               16,750                    145,250                    122,500
                                   ==========                 ==========                 ==========

     The range of exercise prices on options outstanding at December 31, 2004 are as follows:

                                         Weighted
                                          Average        Weighted                        Weighted
       Range of                          Remaining       Average                         Average
       Exercise             Number      Contractual      Exercise        Number          Exercise
         Price            Outstanding       Life          Price        Exercisable        Price
     -----------------    ----------     ----------     ----------     -----------      ---------
     $0.81 - $1.00            56,500           3.20     $     0.81          10,750      $    0.81
     $1.76 - $2.50            92,500           4.30           2.16               -              -
     $2.51 - $2.69             6,000           0.40           2.69           6,000           2.69
     -----------------    ----------     ----------     ----------     -----------      ---------
     $0.81 - $2.69           155,000           3.90     $     1.69          16,750      $    1.48
     =================    ==========     ==========     ==========     ===========      =========

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases its 80,000 square foot headquarters facility in San Marcos, CA as a result of the sale lease-back transaction effective on December 16, 2004 and a 14,000 square foot facility in Anaheim, California that it sublet in December 2001. Rental expense for operating leases on the Anaheim, CA facility approximated $113,000, $106,000, and $103,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has the following future non-cancelable minimum lease and other obligations net of sublease income as of December 31, 2004:

                       Minimum                         Net          Interest      Industrial
       Contractual      Lease        Sublease         Lease        Match Bonus    Development
       Obligations     Payments        Income       Obligations   to ddn Founders     Bonds         Total
                   -----------------------------------------------------------------------------------------
     2005             $ 740,000     $ (114,000)     $ 626,000       $       -      $2,700,000    $3,326,000
     2006               667,000        (29,000)       638,000               -               -       638,000
     2007               651,000              -        651,000               -               -       651,000
     2008               664,000              -        664,000          30,000               -       694,000
     2009               678,000              -        678,000          40,000               -       718,000
     Thereafter       3,565,000              -      3,565,000         170,000                     3,735,000
                   -----------------------------------------------------------------------------------------
                    $ 6,965,000     $ (143,000)   $ 6,822,000       $ 240,000      $2,700,000    $9,762,000
                   =========================================================================================

     Bonus Plan for Executive Officers
     ---------------------------------

     On August 7, 1997, the Compensation Committee of the Board of Directors adopted a bonus plan for executives of the Company effective with years beginning January 1, 1997. The plan provides that bonuses will be paid to certain executives of the Company based on a formula of after tax profits which exceed an 8% return on equity, weighted 70% on the current year and 30% on the prior year. The bonus is calculated as a percentage of salary which equals 3, 4, or 5 times the percentage of after tax profits which exceeds an 8% return on equity, weighted 70% on the current year's performance and 30% on the prior year's performance. All executive officers participate in the plan. No bonuses were accrued or paid during the three years ended December 31, 2004.

     ddn
     ---

     The Company financed the subsidiary's operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable. The Company projects that ddn will exhaust its funds during 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

     Litigation
     ----------

     On August 26, 2004, Amistar Corporation, Distributed Delivery Networks Corporation, and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate any possible monetary damages and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not likely. Amistar and the other defendants filed their Answers denying the allegations of the complaint and asserting affirmative defenses on September 3, 2004. The suit is currently in the discovery phase. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations.

(8)  401(K) PLAN

     The Company has established a 401(k) savings plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Participants are always fully vested in all of their contributions and attain a vested right to the Company's matching contributions at the rate of 20% for each full year of service after one year until participants are fully vested after six full years of service. Amounts contributed by the Company in 2004, 2003, and 2002 were $72,000, $75,000, and $75,000, respectively.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(9)  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The following table summarizes the Company's three operating segments:
     Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, and Amistar Manufacturing Services ("AMS"), which encompasses electronics manufacturing services and the Company's subsidiary, ddn which encompasses prototype development, manufacturing and start-up operating costs and the early stages of marketing of automation equipment primarily to the retail market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                       AIA
                                         ------------------------------
                                          UNITED
                                          STATES      FOREIGN    TOTAL         AMS        DDN     CORPORATE    TOTAL
    ------------------------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31, 2004

     Net sales                           $  3,085    $    366   $  3,451    $  7,431    $      -   $      -   $ 10,882
                                         ========    ========   ========    ========    ========   ========   ========
     Depreciation and amortization            102           -        102         218           2         25        347
                                         ========    ========   ========    ========    ========   ========   ========
     Loss from operations                    (590)        (69)      (659)     (1,384)     (1,271)         -     (3,314)
                                         ========    ========   ========    ========    ========   ========   ========
     Total assets                           2,106          28      2,134       4,548         295      6,311     13,288
                                         ========    ========   ========    ========    ========   ========   ========
     Additions to long-lived assets            39           -         39         193          16         18        266
                                         ========    ========   ========    ========    ========   ========   ========

     YEAR ENDED DECEMBER 31, 2003

     Net sales                           $  3,302    $    375   $  3,677    $  8,406    $      -   $      -   $ 12,083
                                         ========    ========   ========    ========    ========   ========   ========
     Depreciation and amortization             99           -         99         226           -         29        354
                                         ========    ========   ========    ========    ========   ========   ========
     Loss from operations                    (294)        (33)      (327)        (10)          -          -       (337)
                                         ========    ========   ========    ========    ========   ========   ========
     Total assets                           5,392          48      5,440       1,998           -      2,975     10,413
                                         ========    ========   ========    ========    ========   ========   ========
     Additions to long-lived assets            67           -         67          60           -          -        127
                                         ========    ========   ========    ========    ========   ========   ========

     YEAR ENDED DECEMBER 31, 2002

     Net sales                           $  1,524    $    397   $  1,921    $  9,158    $      -   $      -   $ 11,079
                                         ========    ========   ========    ========    ========   ========   ========
     Depreciation and amortization            126           -        126         404           -         15        545
                                         ========    ========   ========    ========    ========   ========   ========
     Loss from operations                    (823)       (214)    (1,037)       (482)          -          -     (1,519)
                                         ========    ========   ========    ========    ========   ========   ========
     Total assets                           5,520          38      5,558       2,502           -      2,735     10,795
                                         ========    ========   ========    ========    ========   ========   ========
     Additions to long-lived assets            14           -         14         117           -          -        131
                                         ========    ========   ========    ========    ========   ========   ========

     Occupancy costs related to the Company's San Marcos, CA facility totaling approximately $113,000 were allocated to the AMS division during each of the three years ended December 31, 2004. This occupancy allocation is based on square feet utilized. The basis for attributing revenue to the geographical areas is based on where products and services are sold. The basis for attributing revenue to the segments is based on the nature of the products delivered or services to be performed. In addition, total assets include accounts receivables due from foreign customers aggregating $27,000 at December 31, 2004, $79,000 at December 31, 2003, and $38,000 at December 31, 2002.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(10) BUSINESS CONCENTRATIONS

     Most of the Company's customers are located in the United States. During 2004, sales of $2,496,000 (or 23% of total sales) were made to Signet Scientific and $1,445,000 (or 13% of total sales) to RD Instruments. During 2003, sales of $2,666,000 (or 22% of total sales) were made to Merit Medical Systems, Inc, $1,877,000 (or 16% of total sales) were made to Signet Scientific, and $1,573,000 (or 13% of total sales) were made to Chad Therapeutics. During 2002, sales of $2,015,000 (or 18% of total sales) were made to Chad Therapeutics, $1,836,000 (or 17% of total sales) were made to Merit Medical Systems, Inc. and $1,677,000 (or 15% of total sales) were made to Signet Scientific. Sales to all the above customers were from the AMS division.

     Management believes that the loss of its most significant customers and the inability to fill the void with sales to replacement customers, would have a material adverse affect on the Company's results of operations and financial condition.

(11) UNAUDITED CONSOLIDATED QUARTERLY RESULTS

                                                  Quarters Ended,
                                 ------------------------------------------------   Years Ended
                                    3/31         6/30         9/30        12/31        12/31
                                 ---------    ---------    ---------    ---------    ---------
                                             (In thousands, except per share data)
              2004
     -----------------------
     Net sales                   $   3,056    $   2,260    $   2,410    $   3,156    $  10,882
     Gross profit                      529          238          185           82        1,034
     Net loss                         (351)        (743)        (930)      (1,346)      (3,370)

     Loss per common share:
       Basic and diluted             (0.11)       (0.24)       (0.30)       (0.43)       (1.09)

              2003
     -----------------------
     Net sales                   $   2,769    $   2,652    $   3,125    $   3,537    $  12,083
     Gross profit                      548          529          582          568        2,227
     Net loss                         (146)         (79)         (36)         (88)        (349)

     Loss per common share:
       Basic and diluted             (0.05)       (0.03)       (0.01)       (0.03)       (0.11)

     Unusual or infrequently occurring items
     ---------------------------------------

     The third and fourth quarters of 2004, net losses include $106,000 and $357,000, respectively, of litigation defense expenses related to the litigation with Asteres, Inc. The fourth quarter 2004 net loss includes $187,000 for additions to reserves for inventory obsolescence. The third quarter 2003 net loss includes $123,000 for additions to reserves for inventory obsolescence.

(12) RELATED PARTY TRANSACTIONS

     On September 27, 2004 and November 15, 2004, the Company entered into separate agreements with Gordon Marshall, a director of the Company, by which Mr. Marshall loaned the Company a sum of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provided for an interest rate of 7.0% and 7.25% per annum, respectively, with principal and interest originally due on December 31, 2004. The notes were retired in December 2004 following close of the sale lease-back transaction. During the year ended December 31, 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

     During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified a deficiency in internal control over financial reporting. This deficiency is considered to be a "material weakness" as defined under the standards established by the Public Company Accounting Oversight Board. A material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This "material weakness" relates to incorrectly costing of our AMS inventory based on incorrect raw material standards and incorrect AMS work-in-process inventory quantities recorded.

     We are in the process of undertaking steps to remedy this material weakness, including:

     o Implementation of modifications to our physical inventory software system to more accurately report work-in-process physical inventory count adjustments and final balances.

     o Additional training of the materials management personnel and consideration of replacement of personnel to achieve a higher level of competency.

     o Increase cost accounting personnel resources to monitor, evaluate and maintain standard costs. In addition, expansion of the scope of internal testing of standard costs will be performed and procedures enhanced.

     The material weakness does not result in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

     We have discussed our corrective actions and future plans with our Audit Committee and BDO Seidman, LLP and, as of the date of this Annual Report on Form 10-KSB, we believe the actions outlined above should correct the deficiency in our internal controls related to inventory.

     Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Further, our management has evaluated as of the end of the period covered by this report and under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective because of the material weakness described above. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE SMALL BUSINESS ISSUER

     The information required by this item is incorporated herein by reference from the section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership and Reporting Compliance" of the Company's definitive Proxy Statement, dated March 30, 2005, to be filed with the Securities and Exchange Commission. On February 26, 2004, management adopted a code of conduct for financial managers entitled "Code of Ethics Applicable to the President and Chief Executive Officer, Chief Financial Officer, Controller and Accounting Manager", which can be found in the Corporate Governance subsection of the Investor Relations section of the Company's website at www.amistar.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the address specified above.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by the item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's definitive Proxy Statement, dated March 30, 2005, filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement, dated March 30, 2005, filed with the Securities and Exchange Commission.

Equity Compensation Plan Information
------------------------------------

     The following table provides information as of December 31, 2004 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plan, the 1994 Employee Stock Option Plan. The existing equity compensation plan has been approved by the Company's shareholders. No further grants from the 1994 plan can be made beyond December 31, 2004, due to expiration of its ten-year term. The Company's Board of Directors adopted a new stock option plan on March 29, 2005, subject to approval by the shareholders at the May 2005 annual shareholders meeting.

-------------------------------------------------------------------------------------------------------------------------
                                             (a)                           (b)                           (c)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                Number of securities
                                 Number of securities to be     Weighted-average exercise      remaining available for
                                   issued upon exercise of        price of outstanding      future issuance under equity
         Plan Category              outstanding options,      options, warrants and rights       compensation plans
                                     warrants and rights                                        (excluding securities
                                                                                              reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans
 approved by security holders              62,500                         $0.99                           -
-------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans not
 approved by security holders              92,500                         $2.16                           -
-------------------------------------------------------------------------------------------------------------------------

             Total                         155,000                        $1.69                           -
-------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 27, 2004 and November 15, 2004, the Company entered into agreements with Gordon Marshall, a director with the Company, by which Mr. Marshall loaned the Company a sum of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provide for an interest rate of 7.0% and 7.25%, respectively, per annum with principal and interest due on December 31, 2004. The notes were paid off in December 2004 following close of the sale lease-back transaction for the Company's headquarters. During the year ended December 31, 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

                                     PART IV

ITEM 13. EXHIBITS FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Amistar Corporation are set forth in item 7 of this Annual Report on Form 10-KSB:

     1. Reports of Independent Registered Public Accounting Firms Consolidated Financial Statements:
             Consolidated Balance Sheets - December 31, 2004 and 2003 Consolidated Statements of Operations - Years ended
               December 31, 2004, 2003, and 2002.
             Consolidated Statements of Shareholders' Equity - Years ended
               December 31, 2004, 2003 and 2002
             Consolidated Statements of Cash Flows - Years ended December
               31, 2004, 2003 and 2002
             Notes to Consolidated Financial Statements - Years ended
               December 31, 2004, 2003 and 2002

     2. The following Financial Statement Schedule as of and for the years ended December 31, 2004, 2003 and 2002 is submitted herewith:
             Schedule II - Valuation and Qualifying Accounts
             All other schedules are omitted because they are not applicable or the required information is disclosed elsewhere.

     3.   Exhibits:

     3.1 (1) Restated Articles of Incorporation of small business issuer, as amended.

     3.2 (1)     Bylaws of Small Business Issuer, as amended.

     10.1 (1) Lease dated July 30, 1982, between Small business issuer (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454.

     10.2 (1) Export Distributorship Agreement dated August 17, 1981 between the Small business issuer and Automation, Ltd. (England, Scotland, Wales and Ireland).

     10.3 (1) Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.

     10.4 (1) Form of Contract for Sales Representatives used in the United States.

     10.5 (3) Letter Agreement dated December 6, 1984, between Small Business Issuer and First Interstate Bank of California.

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

     10.11 (5)   Form of Indemnity Agreement

     10.12 (6)   1994 Employee Stock Option Plan

     10.13 (7)   2004 Purchase and Sale Agreement and Lease Agreement

     22.1 (1)    List of Subsidiaries

     23.1        Consent of Independent Registered Public Accounting Firm-BDO
                 Seidman LLP

     23.2 Report and Consent of Independent Registered Public Accounting Firm-KPMG LLP

     24.1*       Power of Attorney (included on the signature pages hereof)

     31.1 Certifications pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certifications pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

     (7) This exhibit is incorporated by reference from exhibit 99.1 of the Company's 8-K statement filed in November 9, 2004.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                  Three years ended December 31, 2004

         Column A                Column B             Column C             Column D       Column E
--------------------------    -------------  --------------------------  ------------   ------------
                                                     Additions
                                             --------------------------
                                Balance at    Charged to     Charged                      Balance
                                beginning      costs and     to other                      at end
       Description              of period      expenses      accounts     Deductions     of period
--------------------------    -------------  ------------  ------------  ------------   ------------
Allowance for doubtful accounts

               2004            $     75,772   $         -   $         -   $    10,015    $    65,757
                              =============  ============  ============  ============   ============
               2003            $     90,094   $   (20,000)  $         -   $    (5,678)   $    75,772
                              =============  ============  ============  ============   ============
               2002            $    187,497   $   (60,379)  $         -   $    37,024    $    90,094
                              =============  ============  ============  ============   ============

Allowance for inventory excess and obsolescence:

               2004            $  2,055,879   $   323,232   $         -   $   213,348    $ 2,165,763
                              =============  ============  ============  ============   ============
               2003            $  2,173,825   $         -   $         -   $   117,946    $ 2,055,879
                              =============  ============  ============  ============   ============
               2002            $  1,995,717   $   174,524   $     3,584   $         -    $ 2,173,825
                              =============  ============  ============  ============   ============

Net deferred tax asset valuation allowance:

               2004            $  3,607,000   $ 1,437,000   $         -   $         -    $ 5,044,000
                              =============  ============  ============  ============   ============
               2003            $  3,258,000   $   349,000   $         -   $         -    $ 3,607,000
                              =============  ============  ============  ============   ============
               2002            $  3,096,000   $   562,000   $         -   $   400,000    $ 3,258,000
                              =============  ============  ============  ============   ============

SEE ACCOMPANYING REPORTS OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRMS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is included under the caption "Fees to Independent Auditors" of the Company's definitive Proxy Statement, dated March 30, 2005, and filed with the Securities and Exchange Commission.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                   AMISTAR CORPORATION


                                                   /s/ Stuart Baker
                                                   --------------------
                                                   Stuart C. Baker
                                                   President

Date: March 30, 2005

                                POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart C. Baker and Gregory D. Leiser, jointly and severally, his attorney-in-fact, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or case to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer and in the capacities and the dates indicated.

 /s/ Stuart C. Baker              President and Chairman          March 30, 2005
------------------------------    of the Board (Principal
     Stuart C. Baker              Executive Officer)


 /s/ Gregory D Leiser             Vice President Finance and      March 30, 2005
------------------------------    Chief Financial Officer
     Gregory D. Leiser            (Principal Financial and
                                  Accounting Officer)


 /s/ Sanford B. Ehrlich           Director                        March 30, 2005
------------------------------
     Dr. Sanford B. Ehrlich


 /s/ William W. Holl              Secretary, Treasurer and        March 30, 2005
------------------------------    Director
     William W. Holl


 /s/ Gordon S. Marshall           Director                        March 30, 2005
------------------------------
     Gordon S. Marshall


 /s/ Carl Roecks                  Director                        March 30, 2005
------------------------------
     Carl C. Roecks


 /s/ Howard C. White              Director                        March 30, 2005
------------------------------
     Howard C. White