Form 10QSB
period 2005-03-31
AMISTAR CORP
filed 2005-05-06
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Yes [X]    No [ ]


There were 3,142,794 shares of common stock outstanding as of April 29, 2005.


Transitional Small Business Disclosure Format (Check one):

     Yes [ ]     No [X]

                               AMISTAR CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements...................................................3
        Notes to the Unaudited Condensed Consolidated Financial Statements ....6

Item 2. Management's Discussion and Analysis and Results of Operations........13

Item 3. Controls and Procedures...............................................17

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18

Item 6. Exhibits and Reports on Form 8-K......................................18

Part I
ITEM 1. FINANCIAL STATEMENTS
                                        AMISTAR CORPORATION
                               Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands, except share data)

                                                                       Mar. 31,         Dec. 31,
                                                                         2005           2004 (A)
                                                                      -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                          $     1,496     $     3,172
   Restricted cash                                                             79           2,788
   Trade accounts receivable, net of
     reserves of $59 (2005) and $66 (2004)                                  2,706           1,727
   Inventories, net of reserves of
     $2,066 (2005) and $2,166 (2004)                                        3,386           4,619
   Prepaid expenses                                                           187             162
                                                                      -----------     -----------
     Total current assets                                                   7,854          12,468
Property and equipment, net                                                   360             351
Other assets                                                                  469             469
                                                                      -----------     -----------

                                                                      $     8,683     $    13,288
                                                                      ===========     ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $       522     $     1,964
   Accrued liabilities                                                      1,113             850
   Industrial development bonds                                                --           2,700
   Current portion of deferred gain on sale lease-back of property            417             417
                                                                      -----------     -----------
      Total current liabilities                                             2,052           5,931
Deferred gain on sale of property, net of current portion                   3,627           3,731
Other long-term liabilities                                                    59              44
                                                                      -----------     -----------
Total liabilities                                                           5,738           9,706
                                                                      -----------     -----------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
    2,000,000 shares; none outstanding                                         --              --
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,142,794 and
     3,142,544 shares issued and
     outstanding at Mar. 31, 2005 and
     Dec. 31, 2004, respectively                                               32              31
  Additional paid-in capital                                                4,670           4,654
  Retained deficit                                                         (1,757)         (1,103)
                                                                      -----------     -----------
     Total shareholders' equity                                             2,945           3,582
                                                                      -----------     -----------
                                                                      $     8,683     $    13,288
                                                                      ===========     ===========


(A) Derived from the audited consolidated financial statements as of December 31, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

                               AMISTAR CORPORATION
                 Condensed Consolidated Statements of Operations
               (Unaudited and in thousands, except per share data)

                                                        Three months ended
                                                             Mar. 31,
                                                      2005            2004
                                                   -----------      -----------

Net sales                                          $     4,550      $     3,056

Cost of sales                                            4,047            2,527
                                                   -----------      -----------

Gross profit                                               503              529
                                                   -----------      -----------

Operating expenses:
  Selling                                                  450              367
  General and administrative                               645              395
  Engineering, research and development                    178              117
                                                   -----------      -----------
                                                         1,273              879
                                                   -----------      -----------

Loss from Operations                                      (770)            (350)

Other income                                               117               --
                                                   -----------      -----------

Loss before income taxes                                  (653)            (350)

Income taxes                                                 1                1
                                                   -----------      -----------

Net loss                                           $      (654)     $      (351)
                                                   ===========      ===========

Loss per common share-
   basic and diluted                               $     (0.21)     $     (0.11)
                                                   ===========      ===========

Weighted average shares
   outstanding, basic and diluted                        3,143            3,081
                                                   ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.


                                  AMISTAR CORPORATION
                         Consolidated Statements of Cash Flows
                             (Unaudited and in thousands)

Three months ended March 31,                                        2005       2004
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         $  (654)   $  (351)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                       41         88
    Amortization of deferred gain on sale lease-back of property      (104)        --
    Non-cash compensation expense                                       16         --
    Changes in assets and liabilities:
      Trade accounts receivable, net                                  (979)       (82)
      Inventories, net                                               1,233         71
      Prepaid expenses and other assets                                (25)       162
      Accounts payable, accrued and other liabilities               (1,164)       340
                                                                   -------    -------

Net cash provided by (used in) operating activities                 (1,636)       228
                                                                   -------    -------

Cash flows from investing activities:
  Purchase of property and equipment                                   (50)      (181)
                                                                   -------    -------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                        (2,700)      (100)
  Decrease in restricted cash, net                                   2,709         70
  Exercise of stock options                                              1         --
                                                                   -------    -------
Net cash provided by (used in) financing activities                     10        (30)
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                (1,676)        17
Cash and cash equivalents, beginning of period                       3,172      2,439
                                                                   -------    -------
Cash and cash equivalents, end of period                           $ 1,496    $ 2,456
                                                                   =======    =======

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                                    $     4    $     7
                                                                   =======    =======
       Income taxes                                                $    26    $     4
                                                                   =======    =======


See accompanying notes to unaudited condensed consolidated financial statements.

                                           5

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) BUSINESS AND CURRENT EVENTS

Litigation
----------

         On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. ("ddn") and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for September 2005. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations including seeking dismissal in a summary judgment hearing scheduled for July 2005.

Liquidity and Management's Plan
-------------------------------

         The Company, consistent with its plan described in its 10-KSB for 2004, substantially completed the approximately $2,300,000 order to a defense-industry customer during the current quarter, which contributed to an inventory reduction of approximately $1,233,000. As of April 29, 2005, the Company has collected approximately $833,000 of its receivable from the defense-industry customer related to shipments in the current quarter. The Company expects to further improve its cash position in the second quarter by further reduction of non-cash working capital.

         The Company projects that ddn will exhaust its funds during the second or third quarter of 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004, respectively. The results of operations of the Company for the three-month period ended March 31, 2005 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $3,386 and $4,619 at March 31, 2005 and December 31, 2004, respectively:

                                          Mar. 31,                                     Dec. 31,
                                   2005 (In thousands)                         2004 (In thousands)
                           ----------------------------------------     --------------------------------------
                               AIA          AMS         Total              AIA          AMS        Total
                               ---          ---         -----              ---          ---        -----
Raw Material                $  319        $1,357       $1,676             $ 331      $2,001      $ 2,332
Work In Process                903            91          994               642         691        1,333
Finished Goods                 469           247          716               553         401          954
                           ----------------------------------------     --------------------------------------
Total                       $1,691        $1,695       $3,386           $ 1,526      $3,093      $ 4,619
                           ========================================     ======================================


EARNINGS PER COMMON SHARE

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

                                                         Three months ended
                                                               Mar. 31,
                                                          2005          2004
                                                      -----------   -----------
 Weighted-average shares, basic                             3,143         3,081

 Dilutive effect of stock options                              --            --
                                                      -----------   -----------

 Weighted-average shares, diluted                           3,143         3,081
                                                      ===========   ===========

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

         Options to purchase approximately 150,000 and 166,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2005 and 2004 respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

         On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold. The Company recorded a gain on the sale- leaseback of property of approximately $4,165,000 in 2004, which is being amortized over the ten-year term of the loan. The Company amortized $104,000 of the deferred gain on sale lease-back of property during the current quarter. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets was removed. During the current quarter, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash account at March 31, 2005 totaling $79,489 was returned to the Company's unrestricted cash account subsequent to March 31, 2005.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Industry Segments and Geographic Information
--------------------------------------------

         The following table summarizes the Company's three operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories, Amistar Manufacturing Services ("AMS"), which encompasses electronics manufacturing services, and the Company's subsidiary Distributed Delivery Networks ("ddn"), which encompasses prototype development, manufacturing, start-up operating costs, and marketing of automation equipment primarily to the retail market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands).

                                                    AIA
                                    -------------------------------------
                                       United
                                       States      Foreign      Total         AMS          ddn         Corporate       Total
------------------------------------------------------------------------------------------------------------------- ------------
 THREE MONTHS ENDED MAR. 31, 2005

 Net sales                              $ 1,007     $   124      $ 1,131      $ 3,419     $     -         $      -      $ 4,550
                                    ============ =========== ============ ============ ===========  =============== ============
 Depreciation and amortization                2           -            2           29           -               10           41
                                    ============ =========== ============ ============ ===========  =============== ============
 Loss from operations                      (244)        (30)        (274)        (248)       (248)               -         (770)
                                    ============ =========== ============ ============ ===========  =============== ============
 Total assets                             2,370          36        2,406        4,047         188            2,042        8,683
                                    ============ =========== ============ ============ ===========  =============== ============
 Additions to long-lived assets              30           -           30           14           -                6           50
                                    ============ =========== ============ ============ ===========  =============== ============

 THREE MONTHS ENDED MAR. 31, 2004

 Net sales                              $ 1,174     $    36      $ 1,210      $ 1,846     $     -         $      -      $ 3,056
                                    ============ =========== ============ ============ ===========  =============== ============
 Depreciation and amortization               22           -           22           58           -                8           88
                                    ============ =========== ============ ============ ===========  =============== ============
 Loss from operations                         7           -            7         (147)       (210)               -         (350)
                                    ============ =========== ============ ============ ===========  =============== ============
 Total assets                             4,462          22        4,484        2,077           -            3,741       10,302
                                    ============ =========== ============ ============ ===========  =============== ============
 Additions to long-lived assets              21           -           21          157           -                3          181
                                    ============ =========== ============ ============ ===========  =============== ============

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

         Warranty cost and accrual information is as follows for the three months ended March 31, 2005 and 2004:

                                           Charged to
                     Beginning Balance  costs and expense       Deductions        Ending Balance
--------------------------------------------------------------------------------------------------
Three months ended:

     3/31/2005               $ 35,547            $ 21,222            $ (6,226)           $ 50,543
                    ==================  ==================  ==================  ==================
     3/31/2004               $ 37,698             $ 8,787              $ (162)           $ 46,323
                    ==================  ==================  ==================  ==================

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

         Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 and 2004 as follows ($ in thousands, except per share amounts):

                                                                         Three months ended
                                                                     Mar. 31,
                                                                      2005              2004
                                                                ---------------   ---------------
 Net loss - as reported                                          $        (654)    $        (351)
 Total stock-based employee compensation
    expense included in reported net income, net of tax (A)                 16                 -
 Total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                                           (25)               (3)
                                                                ---------------   ---------------
 Pro forma net loss                                              $        (663)    $        (354)
                                                                ===============   ===============

 Loss per share:
    Basic and diluted, as reported                               $       (0.21)    $       (0.11)
    Basic and diluted, pro forma                                 $       (0.21)    $       (0.11)



         (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

         Stock option activity during the three months ending March 31, 2005 was as follows:

                                                            WEIGHTED
                                         NUMBER          AVE EXERCISE
                                       OF SHARES             PRICE
                                       ---------         ------------

 Outstanding, Dec 31, 2004              155,000          $     1.69

 Granted                                      -                   -

 Exercised                                 (250)               0.81

 Expired                                 (4,500)               2.16
                                       ---------         ------------


 Outstanding, Mar. 31, 2005             150,250          $     1.68
                                       =========         ============


         The range of exercise prices on options outstanding at March 31, 2005 are as follows:

                               WEIGHTED
                               AVERAGE
                               REMAINING    WEIGHTED                   WEIGHTED
   RANGE OF                   CONTRACTUAL   AVERAGE                    AVERAGE
   EXERCISE        NUMBER      LIFE (IN     EXERCISE      NUMBER       EXERCISE
    PRICE        OUTSTANDING     YEARS)       PRICE     EXERCISABLE     PRICE
---------------  -----------  -----------  -----------  -----------  -----------
$0.81 - $1.00         56,250         3.00  $      0.81       28,000  $      0.81
$1.76 - $2.50         88,000         4.10         2.16            -            -
$2.51 - $2.69          6,000         0.10         2.69        6,000         2.69
---------------  -----------  -----------  -----------  -----------  -----------
$0.81 - $2.69        150,250         3.70  $      1.68       34,000  $      1.37
===============  ===========  ===========  ===========  ===========  ===========

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


                              RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

Net Sales
---------

         Net sales for the current quarter increased $1,494,000, or 49%, to $4,550,000 compared to $3,056,000 for the same period in the prior year. The increase in net sales was primarily due to growth in Amistar Manufacturing Services ("AMS") sales and was partially offset by a decline in Amistar Industrial Automation ("AIA") division sales.

         AIA sales declined $79,000, or 7%, in the current quarter to $1,131,000 from $1,210,000 in the comparable quarter of 2004. The decline is primarily due to a decrease in distributed circuit board assembly machine sales and partially offset by increases in sales of through-hole machines, spare parts and custom factory automation machines. Following is a discussion of AIA sales by product line:

         DataPlace machine sales were flat during the current quarter compared to the first quarter of 2004.

         Through-hole assembly machines, spare parts and service sales increased $93,000, or 48%, to $289,000 in the first quarter of 2005 from $196,000 in the same period of 2004, primarily due to the sale of the last remaining axial insertion machine in the Company's inventory.

         Distributed circuit board assembly machine, accessory and spare parts sales decreased $318,000, or 71%, in the current quarter from $448,000 in the first quarter of 2004 to $130,000 in the current quarter. During the first quarter of 2004, the Company sold two distributed circuit board assembly machines compared to none in the current quarter.

         Custom factory automation sales increased $146,000 or 111% to $277,000 in the current quarter from $131,000 in the first quarter of 2004, due primarily to larger contracts received for more extensive custom machine design and machine manufacturing.

         AMS sales increased $1,573,000, or 85%, to $3,419,000 in the current quarter from $1,846,000 for the comparable quarter in 2004 primarily due shipments to a new defense-industry customer.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Gross Profit
------------

         Gross profit decreased $26,000, or 5%, to $503,000 during the current quarter compared to $529,000 in the same period in 2004. This decrease was due primarily to a $54,000, or 33%, decline in gross profit on AMS sales and partially offset by a $28,000, or 8%, increase in gross profit from AIA sales.

         The decrease in AMS gross profit was due primarily to a decline in labor efficiency related to production of the products supplied to the defense-industry customer and added overhead personnel and costs to support the increased sales. The rapid ramp up of production, which included the hiring and training of personnel during a short time period, coupled with the costs of operating a second shift, contributed to the labor inefficiencies. In addition, the products sold to the defense-industry customer had a lower margin compared to the products that AMS has historically sold, which resulted in a reduced gross profit.

         The gross profit for AIA increased $28,000, or 8%, in the current quarter to $394,000 from $366,000 in the same period in 2004, due to higher margins earned on DataPlace machine sales, reduced unabsorbed factory overhead, increased sales of through-hole machines and spare parts and was partially offset by the reduced distributed circuit board assembly machine sales.

Selling Expenses
----------------

         Selling expenses increased $83,000, or 23%, to $450,000 in the current quarter from $367,000 in the first quarter of 2004, due primarily to increased start-up marketing costs in ddn and increased commission expense related to the increased sales in AMS.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased $250,000, or 63%, to $645,000 in the current quarter from $395,000 in the first quarter of 2004, due primarily to litigation defense costs of $296,000 related to the suit with Asteres, Inc, ddn personnel costs and was partially offset by $94,000 in ddn one-time formation costs incurred in the first quarter of 2004.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses increased $61,000, or 52%, to $178,000 in the current quarter compared to $117,000 the same period in 2004, due primarily to development costs related to the APM(TM) machine for the retail pharmacy market and a new DataPlace labeler machine. The engineering staff has been primarily used in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $103,000 in engineering labor costs to work-in-process inventory and $75,000 to cost of sales related to design contracts, most of which is expected to be complete in the second quarter of 2005. During the current quarter, costs of $118,000 were incurred related to the development of the APM machine.

Other Income
------------

         Other income primarily consists of amortization of the gain on sale-leaseback of property.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Income Taxes
------------

         The $750 provision represents the Company's minimum tax liability to various states.

         A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash used in operating activities was $1,636,000 for the current quarter, a $1,864,000 increase over the cash provided from operating activities of $228,000 for the first quarter of 2004. The increase in cash used in operating activities was due primarily to the increased loss, which included $296,000 in litigation defense costs and $248,000 in start-up and marketing costs for ddn, an increase in accounts receivable and related offsetting decrease in inventory related to the fulfillment of an order from a defense-industry customer, and a decrease in accounts payable, accrued and other liabilities.

         Capital expenditures of $30,000 and $14,000 were made for production equipment to improve capabilities in AIA and AMS, respectively, and $6,000 for computer equipment for administrative purposes during the current quarter.

         On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets was removed. During the current quarter, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash account at March 31, 2005 totaling $79,489 was returned to the Company's unrestricted cash account subsequent to March 31, 2005.

         The Company, consistent with its plan described in its 10-KSB for 2004, substantially completed the approximately $2,300,000 order to a defense-industry customer during the current quarter, which contributed to an inventory reduction of approximately $1,233,000. As of April 29, 2005, the Company has collected approximately $833,000 of its receivable from the defense industry customer related to shipments in the current quarter. The Company expects to further improve its cash position in the second quarter by further reduction of non-cash working capital.

         The Company projects that ddn will exhaust its funds during the second or third quarter of 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

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

                               AMISTAR CORPORATION
                   Liquidity and Capital Resources, Continued

ITEM 3. CONTROLS AND PROCEDURES


         During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified a deficiency in the Company's internal control over financial reporting. This deficiency is considered to be a "material weakness" as defined under the standards established by the Public Company Accounting Oversight Board. A material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This "material weakness" relates to incorrectly costing of our AMS inventory based on incorrect raw material standards and incorrect AMS work-in-process inventory quantities recorded.

         We are in the process of undertaking steps to remedy this material weakness, including:

         o Implementation of modifications to our physical inventory software system to more accurately report work-in-process physical inventory count adjustments and final balances.

         o Additional training of materials management personnel and consideration of replacement of personnel to achieve a higher level of competency.

         o Increase cost accounting personnel resources to monitor, evaluate and maintain standard costs. In addition, expansion of the scope of internal testing of standard costs will be performed and procedures enhanced.

         The material weakness did not result in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

         We have discussed our corrective actions and future plans with our Audit Committee and BDO Seidman, LLP and, as of the date of the Annual Report on Form 10-KSB for 2004 and as of the date of this 10-QSB, we believe the actions outlined above should correct the deficiency in our internal controls related to inventory.

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

         Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weakness in inventory controls described above.

PART II. OTHER INFORMATION

ITEMS 1 LEGAL PROCEEDINGS

         On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. and William Holmes (the CEO of ddn corp.) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for September 2005. The Company believes that the complaint has no merit and intends to vigorously defend against the allegations including seeking dismissal in a summary judgment hearing scheduled for July 2005.

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

Dated: May 5, 2005

                             AMISTAR CORPORATION


                             By /s/ Gregory D. Leiser
                             ---------------------------------
                             Gregory D. Leiser
                             Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)