Form 10QSB
period 2005-06-30
AMISTAR CORP
filed 2005-08-10
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     Yes [X]    No [ ]

There were 3,144,044 shares of common stock outstanding as of July 29, 2005.

Transitional Small Business Disclosure Format (Check one):

     Yes [ ]    No [X]

                               AMISTAR CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements..................3
        Notes to the Unaudited Condensed Consolidated Financial Statements ....6

Item 2. Management's Discussion and Analysis and Results of Operations........13

Item 3. Controls and Procedures...............................................18

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20

Item 4. Submission of Matters to a Vote of Security Holders...................20

Item 5. Other Information.....................................................21

Item 6. Exhibits and Reports..................................................21

Part I
ITEM 1. FINANCIAL STATEMENTS
                                        AMISTAR CORPORATION
                               Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands, except share data)


                                                                            June 30,     Dec. 31,
                                                                              2005       2004 (A)
                                                                           ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    1,678   $    3,172
   Restricted cash                                                                  -        2,788
   Trade accounts receivable, net of
     reserves of $61 (2005) and $66 (2004)                                      1,585        1,727
   Inventories, net of reserves of
     $1,934 (2005) and $2,166 (2004)                                            2,592        4,619
   Prepaid expenses                                                               156          162
                                                                           ----------   ----------
     Total current assets                                                       6,011       12,468
Property and equipment, net                                                       332          351
Other assets                                                                      468          469
                                                                           ----------   ----------

                                                                           $    6,811   $   13,288
                                                                           ==========   ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $      411   $    1,964
   Accrued liabilities                                                            680          850
   Industrial development bonds                                                     -        2,700
   Current portion of deferred gain on sale lease-back of property                417          417
                                                                           ----------   ----------
      Total current liabilities                                                 1,508        5,931
Deferred gain on sale lease-back of property, net of current portion            3,523        3,731
Other long-term liabilities                                                        74           44
                                                                           ----------   ----------
Total liabilities                                                               5,105        9,706
                                                                           ----------   ----------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
     2,000,000 shares; none outstanding                                             -            -
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,142,794 and
     3,142,544 shares issued and
     outstanding at June 30, 2005 and
     Dec. 31, 2004, respectively                                                   31           31
  Additional paid-in capital                                                    4,688        4,654
  Retained deficit                                                             (3,013)      (1,103)
                                                                           ----------   ----------
     Total shareholders' equity                                                 1,706        3,582
                                                                           ----------   ----------
                                                                           $    6,811   $   13,288
                                                                           ==========   ==========

(A) Derived from the audited consolidated financial statements as of December 31, 2004.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                    AMISTAR CORPORATION
                      Condensed Consolidated Statements of Operations
                    (Unaudited and in thousands, except per share data)

                                               Three months ended       Six months ended
                                                     June 30,               June 30,
                                                 2005        2004        2005        2004
                                              ---------   ---------   ---------   ---------
Net sales                                     $   2,705   $   2,260   $   7,255   $   5,316

Cost of sales                                     2,533       2,022       6,580       4,549
                                              ---------   ---------   ---------   ---------

Gross profit                                        172         238         675         767
                                              ---------   ---------   ---------   ---------

Operating expenses:
  Selling                                           391         424         841         791
  General and administrative                        715         361       1,360         756
  Engineering, research and development             438         193         616         310
                                              ---------   ---------   ---------   ---------
                                                  1,544         978       2,817       1,857
                                              ---------   ---------   ---------   ---------

Loss from operations                             (1,372)       (740)     (2,142)     (1,090)

Other income (expense)                              118          (3)        235          (3)
                                              ---------   ---------   ---------   ---------

Loss before income taxes                         (1,254)       (743)     (1,907)     (1,093)

Income taxes                                          2           -           3           1
                                              ---------   ---------   ---------   ---------

Net loss                                      $  (1,256)  $    (743)  $  (1,910)  $  (1,094)
                                              =========   =========   =========   =========

Loss per common share-
   basic and diluted                          $   (0.40)  $   (0.24)  $   (0.61)  $   (0.36)
                                              =========   =========   =========   =========

Weighted average shares
   outstanding, basic and diluted                 3,143       3,082       3,143       3,081
                                              =========   =========   =========   =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      AMISTAR CORPORATION
                             Consolidated Statements of Cash Flows
                                 (Unaudited and in thousands)

Six months ended June 30,                                                  2005        2004
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (1,910)  $  (1,094)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                              76         188
    Amortization of deferred gain on sale lease-back of property             (208)         16
    Non-cash compensation expense                                              33           -
    Changes in assets and liabilities:
      Trade accounts receivable, net                                          142         111
      Inventories, net                                                      2,027        (124)
      Prepaid expenses and other assets                                         7         225
      Accounts payable, accrued and other liabilities                      (1,693)        398
                                                                        ---------   ---------

Net cash used in operating activities                                      (1,526)       (280)
                                                                        ---------   ---------

Cash flows from investing activities:
  Purchase of property and equipment                                          (57)       (251)
                                                                        ---------   ---------

Cash flows from financing activities:
  Redemption of Industrial Development Bonds                               (2,700)       (100)
  Decrease in restricted cash, net                                          2,788          40
  Exercise of stock options                                                     1           1
                                                                        ---------   ---------
Net cash provided by (used in) financing activities                            89         (59)
                                                                        ---------   ---------

Net decrease in cash and cash equivalents                                  (1,494)       (590)
Cash and cash equivalents, beginning of period                              3,172       2,439
                                                                        ---------   ---------
Cash and cash equivalents, end of period                                $   1,678   $   1,849
                                                                        =========   =========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                                         $       4   $      15
                                                                        =========   =========
       Income taxes                                                     $      28   $       5
                                                                        =========   =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                               5

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  BUSINESS AND CURRENT EVENTS

Litigation
----------

     On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. ("ddn") and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secrets, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for September 2005. The Company believes that the complaint has no merit and intends to defend vigorously against the allegations including seeking dismissal in a summary judgment hearing expected to be scheduled for August 2005.

Liquidity and Management's Plan
-------------------------------

     The Company, consistent with its plan described in its 10-KSB for 2004, substantially completed the approximately $2,300,000 order to a defense-industry customer during the first quarter of 2005, which contributed to an inventory reduction of approximately $1,233,000. As of the end of July 2005, the Company has collected its receivable from the defense-industry customer related to shipments in the first quarter of 2005. The Company has made inventory reductions primarily in the AMS segment totaling approximately $2,027,000 during the six months ended June 30, 2005, through completion of the order to a defense-industry customer and through inventory reduction initiatives. The Company expects to further improve its cash position in the third and fourth quarters by further reduction of non-cash working capital.

     The Company projects that ddn will exhaust its funds during the third quarter of 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

     Management expects to incur additional operating losses in fiscal 2005 as a result of expenditures for marketing costs for ddn and litigation costs. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

     Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. To remain viable for the long-term, the Company must return to profitability and/or raise debt or equity capital. There can be no assurances that the Company will be successful in achieving these objectives.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Exchange Listing Requirements
-----------------------------

The Company is subject to certain continuing listing requirements of NASDAQ, which include the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was approximately $1,706,000, and accordingly does not meet the continuing listing requirements of NASDAQ. The Company anticipates it may receive notice from NASDAQ following the filing of this report that it no longer meets the continuing listing requirements and will have ten business days to submit a plan of compliance. If the Company is unable to comply or deliver a plan of compliance that is approved by NASDAQ, its shares will be subject to de-listing. If de-listed, the Company would consider listing its shares on the OTC Bulletin Board or the shares would be traded on the Pink Sheets. The Company's stock price may be adversely affected by the de-listing of its stock from the NASDAQ market.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004, respectively. The results of operations of the Company for the three and six month periods ended June 30, 2005 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,934 and $2,166 at June 30, 2005 and December 31, 2004, respectively:

                              June 30,                        Dec. 31,
                        2005 (In thousands)             2004 (In thousands)
                   -----------------------------   -----------------------------
                       AIA      AMS      Total         AIA      AMS      Total
                       ---      ---      -----         ---      ---      -----
Raw Material        $   340   $   799   $ 1,139     $   331   $ 2,001   $ 2,332
Work In Process         690       345     1,035         642       691     1,333
Finished Goods          318       100       418         553       401       954
                   -----------------------------   -----------------------------
Total               $ 1,348   $ 1,244   $ 2,592     $ 1,526   $ 3,093   $ 4,619
                   =============================   =============================

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

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

                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                       2005       2004        2005        2004
                                    ---------  ---------   ---------   ---------
Weighted-average shares, basic          3,143      3,082       3,143       3,081

Dilutive effect of stock options            -          -           -           -
                                    ---------  ---------   ---------   ---------

Weighted-average shares, diluted        3,143      3,082       3,143       3,081
                                    =========  =========   =========   =========

     Options to purchase approximately 141,000 and 240,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2005 and 2004, respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

     On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold. The Company recorded a gain on the sale- leaseback of property of approximately $4,165,000 in 2004, which is being amortized over the ten-year term of the loan. The Company amortized $208,000 of the deferred gain on sale lease-back of property during the six months ended June 30, 2005. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets were removed. During the first quarter of 2005, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash account totaling $79,489 was returned to the Company's unrestricted cash account during the second quarter ended June 30, 2005.

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

                                                    AIA
                                       ----------------------------
                                        UNITED
                                        STATES     FOREIGN    TOTAL       AMS       DDN   CORPORATE   TOTAL
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2005

Net sales                              $    977   $    111  $  1,088   $  1,617  $      -  $      -  $  2,705
                                       ========   ========  ========   ========  ========  ========  ========
Depreciation and amortization                12          -        12         24         2        (3)       35
                                       ========   ========  ========   ========  ========  ========  ========
Loss from operations                       (755)       (88)     (843)      (317)     (212)        -    (1,372)
                                       ========   ========  ========   ========  ========  ========  ========
Total assets                              2,024          -     2,024      2,473        79     2,235     6,811
                                       ========   ========  ========   ========  ========  ========  ========
Additions to long-lived assets                7          -         7          -         -         -         7
                                       ========   ========  ========   ========  ========  ========  ========

THREE MONTHS ENDED JUNE 30, 2004

Net sales                              $    815   $     32  $    847   $  1,413  $      -  $      -  $  2,260
                                       ========   ========  ========   ========  ========  ========  ========
Depreciation and amortization                25          -        25         68         -         7       100
                                       ========   ========  ========   ========  ========  ========  ========
Loss from operations                       (145)        (6)     (151)      (215)     (374)        -      (740)
                                       ========   ========  ========   ========  ========  ========  ========
Total assets                              4,108         35     4,143      2,194       840     2,457     9,634
                                       ========   ========  ========   ========  ========  ========  ========
Additions to long-lived assets               35          -        35         19        16         -        70
                                       ========   ========  ========   ========  ========  ========  ========

SIX MONTHS ENDED JUNE 30, 2005

Net sales                              $  1,984   $    235  $  2,219   $  5,036  $      -  $      -  $  7,255
                                       ========   ========  ========   ========  ========  ========  ========
Depreciation and amortization                14          -        14         53         2         7        76
                                       ========   ========  ========   ========  ========  ========  ========
Loss from operations                       (999)      (118)   (1,117)      (565)     (460)        -    (2,142)
                                       ========   ========  ========   ========  ========  ========  ========
Additions to long-lived assets               37          -        37         14         -         6        57
                                       ========   ========  ========   ========  ========  ========  ========

SIX MONTHS ENDED JUNE 30, 2004

Net sales                              $  1,988   $     69  $  2,057   $  3,259  $      -  $      -  $  5,316
                                       ========   ========  ========   ========  ========  ========  ========
Depreciation and amortization                47          -        47        127         -        14       188
                                       ========   ========  ========   ========  ========  ========  ========
Loss from operations                       (138)        (6)     (144)      (362)     (584)        -    (1,090)
                                       ========   ========  ========   ========  ========  ========  ========
Additions to long-lived assets               56          -        56        176        16         3       251
                                       ========   ========  ========   ========  ========  ========  ========

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

     Warranty cost and accrual information is as follows for the three and six months ended June 30, 2005 and 2004:

                                  Charged to
                       Beginning   costs and                 Ending
                        Balance     expense    Deductions    Balance
---------------------------------------------------------------------

Three months ended:
     6/30/2005          $ 50,543    $ 23,767    $ (15,394)   $ 58,916
                      ==========  ==========  ===========  ==========
     6/30/2004          $ 46,323    $ 12,235    $ (10,167)   $ 48,391
                      ==========  ==========  ===========  ==========

Six months ended:
     6/30/2005          $ 35,547    $ 61,158    $ (37,789)   $ 58,916
                      ==========  ==========  ===========  ==========
     6/30/2004          $ 37,698    $ 21,022    $ (10,329)   $ 48,391
                      ==========  ==========  ===========  ==========

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

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005 and 2004 as follows ($ in thousands, except per share amounts):

                                                                      Three months ended             Six months ended
                                                                           June 30,                       June 30,
                                                                     2005           2004            2005            2004
                                                                     ----           ----            ----            ----
 Net loss - as reported                                          $    (1,256)    $     (743)    $    (1,910)    $    (1,094)
 Total stock-based employee compensation
    expense included in reported net income, net of tax (A)               16              -              33               -
 Total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                                         (25)           (19)            (52)            (38)
                                                                -------------   ------------   -------------   -------------
 Pro forma net loss                                              $    (1,265)    $     (762)    $    (1,929)    $    (1,132)
                                                                =============   ============   =============   =============

 Loss per share:
    Basic and diluted, as reported                               $     (0.40)    $    (0.24)    $     (0.61)    $     (0.36)
    Basic and diluted, pro forma                                 $     (0.40)    $    (0.25)    $     (0.61)    $     (0.37)

     (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Stock option activity during the six months ending June 30, 2005 was as follows:

                                                            WEIGHTED
                                                              AVE
                                               NUMBER       EXERCISE
                                             OF SHARES       PRICE
                                            -----------   -----------

Outstanding, Dec 31, 2004                       155,000   $      1.69

Granted                                               -             -

Exercised                                          (250)         0.81

Expired                                         (13,500)         2.39
                                            -----------   -----------

Outstanding, June 30, 2005                      141,250   $      1.62
                                            ===========   ===========


The range of exercise prices on options outstanding at June 30, 2005 are as follows:

                               Weighted
                                Average
                               Remaining     Weighted                Weighted
  Range of                    Contractual     Average                 Average
  Exercise          Number     Life (In      Exercise     Number     Exercise
    Price        Outstanding    Years)         Price    Exercisable    Price
----------------------------  -----------   ----------  ----------  -----------
$0.81 - $1.00        56,250         2.70    $     0.81      25,250  $      0.81
$1.76 - $2.21        85,000         3.80          2.16      21,250         2.16
----------------------------  -----------   ----------  ----------  -----------
$0.81 - $2.21       141,250         3.40    $     1.62      46,500  $      1.43
============================  ===========   ==========  ==========  ===========

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements regarding market opportunities, customer acceptance of products, gross margin, marketing expenses, probability of a successful defense in its suit with Asteres, continued listing with NASDAQ and liquidity. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade and other factors.


                              RESULTS OF OPERATIONS

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

Net Sales
---------

     Net sales for the current quarter increased $445,000, or 20%, to $2,705,000 compared to $2,260,000 for the same period in the prior year. The increase in net sales was primarily due to growth in Amistar Manufacturing Services ("AMS") sales and Amistar Industrial Automation ("AIA") division sales.

     AIA sales increased $239,000, or 28%, in the current quarter to $1,088,000 from $847,000 in the comparable quarter of 2004. The increase is primarily due to an increase in sales of custom factory automation machines. Following is a discussion of AIA sales by product line:

     DataPlace machine sales decreased $62,000, or 40%, to $92,000 from $154,000 during the current quarter compared to the first quarter of 2004 due to the sale of one machine during the second quarter of 2005 compared to two machines during the comparable period in 2004.

     Through-hole assembly machines, spare parts and service sales decreased $24,000, or 11%, to $186,000 in the second quarter of 2005 from $210,000 in the same period of 2004, consistent with the trend of the declining number of through-hole machines in production in the market.

     Distributed circuit board assembly machine, accessory and spare parts sales decreased $72,000, or 54%, in the current quarter from $134,000 in the second quarter of 2004 to $62,000 in the current quarter. The decrease is primarily due to fewer orders of machine component feeders in the current quarter of 2005 compared to the same quarter of 2004.

     Custom factory automation sales increased $390,000, or 114%, to $748,000 in the current quarter from $349,000 in the second quarter of 2004, due primarily to sales in the current quarter of three machines related to a $859,000 four-machine contract compared to contracts received for fewer machines and less extensive custom machine design and machine manufacturing in the same period of 2004.

                               AMISTAR CORPORATION

AMS sales increased $204,000, or 14%, to $1,617,000 in the current quarter from $1,413,000 for the comparable quarter in 2004 primarily due to increases in orders from existing customers.

Gross Profit
------------

     Gross profit decreased $66,000, or 28%, to $172,000 during the current quarter compared to $238,000 in the same period in 2004. This decrease was due primarily to an $116,000, or 153%, decline in gross profit on AMS sales and partially offset by a $51,000, or 32%, increase in gross profit from AIA sales.

     The gross profit for AMS declined $117,000 or 153% to a loss of $41,000 in the current quarter from $76,000 in the comparable period in 2004, due to a decline in labor efficiency related to newly hired production personnel during the first quarter of 2005 and added overhead personnel and other costs to support the anticipated but not yet materialized continued sales from a defense industry customer added during the first quarter of 2005.

     The gross profit for AIA increased $51,000, or 32%, in the current quarter to $212,000 from $161,000 in the same period in 2004, and is due primarily to increased profitability on custom factory automation sales in the current quarter compared to the second quarter of 2004.

Selling Expenses
----------------

     Selling expenses decreased $33,000, or 8%, to $391,000 in the current quarter from $424,000 in the second quarter of 2004, due primarily to personnel reductions made during 2004.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $354,000, or 98%, to $715,000 in the current quarter from $361,000 in the second quarter of 2004, due primarily to litigation defense costs of $299,000 related to the suit with Asteres, Inc, increased general legal, public relations and ddn start-up administrative costs.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased $245,000, or 127%, to $438,000 in the current quarter compared to $193,000 the same period in 2004, due primarily to development costs related to the APM(TM) machine for the retail pharmacy market. During the current quarter, several APM machines from a pilot production run were substantially completed, a field beta test was conducted and several machines are ready for field trials with prospective customers.

     The engineering staff has been used primarily in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $79,000 to cost of sales related to design contracts and $1,000 in engineering labor costs to work-in-process inventory, most of which is expected to be completed in the third quarter of 2005. During the current quarter, costs of $359,000 were incurred related to the development of the APM machine.

Other Income
------------

     Other income primarily consists of amortization of the gain on sale-leaseback of property.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Income Taxes
------------

     The $975 provision represents the Company's minimum tax liability to various states.

A 100% valuation allowance was recorded against deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD IN 2004

Net Sales
---------

     Net sales for the six months ended June 30, 2005 increased $1,939,000, or 36%, to $7,255,000 compared to $5,316,000 for the same period in the prior year. The increase in net sales was due primarily to growth in AMS sales and to a lesser extent, growth in AIA division sales.

     AIA sales increased $162,000, or 8%, in the six months ended June 30, 2005 to $2,219,000 from $2,057,000 in the comparable period of 2004. The increase is primarily due to an increase in sales of custom factory automation machines from the fulfillment of a four-machine order during the current year. Following is a discussion of AIA sales by product line:

     DataPlace machine sales decreased $63,000, or 11%, to $526,000 from $589,000 during the six months ended June 30, 2005 compared to the same period of 2004 due to sales of one less machine during the six months ended June 30, 2005 compared to 2004.

     Through-hole assembly machines, spare parts and service sales increased $69,000, or 17%, to $475,000 in the six months ended June 30, 2005 from $406,000 in the same period of 2004, primarily due to the sale of the last remaining axial insertion machine in the Company's inventory and partially offset by lower spare parts sales in the current period.

     Distributed circuit board assembly machine, accessory and spare parts sales decreased $389,000, or 67%, in the six months ended June 30, 2005 from $582,000 in same period in 2004 to $193,000 in the current period. During the six months ended June 30, 2004, the Company sold two distributed circuit board assembly machines compared to none in the current period.

     Custom factory automation sales increased $545,000, or 114%, to $1,025,000 in the six months ended June 30, 2005 from $480,000 in the same period of 2004, due primarily to an $859,000 four-machine contract fulfilled during the current period compared to contracts received for less extensive custom machine design and machine manufacturing in the same period of 2004.

     AMS sales increased $1,777,000, or 55%, to $5,036,000 during the six months ended June 30, 2005 from $3,259,000 for the comparable quarter in 2004 primarily due to shipments to a new defense-industry customer.

Gross Profit
------------

     Gross profit decreased $92,000, or 12%, to $675,000 during the six months ended June 30, 2005 compared to $767,000 in the same period in 2004. This decrease was due primarily to a $171,000, or 71%, decline in gross profit on AMS sales and partially offset by an $80,000, or 15%, increase in gross profit from AIA sales.

     The AMS gross profit decreased $171,000 or 71%, to $69,000 during the six months ended June 30, 2005 from $240,000 in the comparable period in 2004, due primarily to a decline in labor efficiency related to production of the products supplied to the defense-industry customer

                               AMISTAR CORPORATION
                        Results of Operations, Continued

and added overhead personnel and costs to support the increased sales. The rapid ramp up of production, which included the hiring and training of personnel during a short time period, coupled with the costs of operating a second shift, contributed to the labor inefficiencies. In addition, the products sold to the defense-industry customer had a lower margin compared to the products that AMS has historically sold, which resulted in a reduced gross profit.

     The AIA gross profit increased $80,000, or 15%, in the six months ended June 30, 2005 to $606,000 from $526,000 in the same period in 2004, due to higher margins earned on DataPlace machine sales, reduced unabsorbed factory overhead, increased sales of through-hole machines and spare parts and was partially offset by the reduced distributed circuit board assembly machine sales.

Selling Expenses
----------------

     Selling expenses increased $50,000, or 6%, to $841,000 in the six months ended June 30, 2005 from $791,000 in the same period of 2004, due primarily to increased sales commission expense related to a higher portion of AIA sales incurring a commission expense than in the comparable period in 2004.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $603,000, or 80%, to $1,360,000 in the six months ended June 30, 2005 from $756,000 in the comparable period of 2004, due primarily to litigation defense costs of $595,000 related to the suit with Asteres, Inc.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased $306,000, or 99%, to $616,000 in the six months ended June 30, 2005 compared to $310,000 the same period in 2004, due primarily to development costs related to the APM(TM) machine for the retail pharmacy market and a new DataPlace labeler machine.

     The engineering staff has been primarily used in support of custom factory engineering design activities and development of the new ddn machine. The engineering group provided billable engineering design services and allocated $154,000 to cost of sales related to design contracts and $1,000 in engineering labor costs to work-in-process inventory, most of which is expected to be completed in the third quarter of 2005. During the six months ended June 30, 2005, costs of $478,000 were incurred related to the development of the APM machine.

Other Income
------------

     Other income primarily consists of amortization of the gain on sale-leaseback of property.

Income Taxes
------------

     The $2,000 provision represents the Company's minimum tax liability to various states.

                               Amistar Corporation
                                    LIQUIDITY

     The Company's cash used in operating activities was $1,526,000 for the six months ended June 30, 2005, a $1,246,000 increase over the cash used in operating activities of $280,000 for the comparable period in 2004. The increase in cash used in operating activities was due primarily to the increased loss, which included $595,000 in litigation defense costs and $461,000 in start-up and marketing costs for ddn, a decrease in accounts payable, accrued and other liabilities, a smaller increase in accounts receivable and a partially offsetting decrease in inventory. The reduction in accounts payable, accrued and other liabilities during the current year was primarily due to satisfaction of the obligations related to the inventory that was reduced.

     Capital expenditures of $37,000 and $14,000 were made for production equipment to improve capabilities in AIA and AMS, respectively, and $6,000 for computer equipment for administrative purposes during the current year.

     On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets was removed. During the first quarter of 2005, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash account totaling approximately $79,489 was returned to the Company's unrestricted cash account during the current quarter.

     The Company, consistent with its plan described in its 10-KSB for 2004, substantially completed the approximately $2,300,000 order to a defense-industry customer during the first quarter of 2005, which contributed to an inventory reduction of approximately $1,233,000. As of the end of July 2005, the Company has collected its receivable from the defense-industry customer related to shipments in the first quarter. The Company has made inventory reductions primarily in the AMS segment totaling approximately $2,027,000 during the six months ended June 30, 2005, through fulfillment of the order from a defense-industry customer and through inventory reduction initiatives. The Company expects to further improve its cash position in the third and fourth quarters of 2005 by further reduction of non-cash working capital.

     The Company projects that ddn will exhaust its funds during the third quarter of 2005 and expects to continue to fund ddn's cash shortfall on a month by month basis as required.

     Management expects to incur additional operating losses in fiscal 2005 as a result of expenditures for marketing costs for ddn and litigation costs. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

     Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources to fund operations for the next twelve months. Management believes increased product sales will provide additional operating funds. To remain viable for the long-term, the Company must return to profitability and/or raise debt or equity capital. There can be no assurances that the Company will be successful in achieving these objectives.

                               AMISTAR CORPORATION

ITEM 3. CONTROLS AND PROCEDURES

     During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified a deficiency in the Company's internal control over financial reporting. This deficiency is considered to be a "material weakness" as defined under the standards established by the Public Company Accounting Oversight Board. A material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This "material weakness" relates to incorrect costing of our AMS inventory based on incorrect raw material standards and incorrect AMS work-in-process inventory quantities recorded.

     We are in the process of undertaking steps to remedy this material weakness.

     The following steps have been completed:

     o Implementation of modifications to our physical inventory software system to more accurately report work-in-process physical inventory count adjustments and final balances.
     o Additional training of materials management personnel and replacement of personnel to achieve a higher level of competency.
     o Increase cost accounting personnel resources to monitor, evaluate and maintain standard costs. In addition, expansion of the scope of internal testing of standard costs will be performed and procedures enhanced.

     The following steps are being undertaken as of the date of this report:

     o    Update standard costs to reflect FIFO costing
     o Continuation of inventory cycle counting to improve inventory count accuracy
     o    Continuation of materials personnel training

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

                               AMISTAR CORPORATION

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weakness in inventory controls described above.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     On August 26, 2004, Amistar Corporation, Distributed Delivery Networks, Inc. ("ddn") and William Holmes (the CEO of ddn corp.) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secrets, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief. As of the filing date of this report, the Company is unable to estimate the possible monetary award and based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for September 2005. The Company believes that the complaint has no merit and intends to defend vigorously against the allegations including seeking dismissal in a summary judgment hearing expected to be scheduled for August 2005.

ITEMS 2-3 Non-Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual shareholders meeting was held on May 4, 2005. The following is a summary of each matter voted on at the meeting and the votes cast.

Election of Directors:

Six directors were nominated for re-election to the Board of Directors and named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

------------------------------------------------------------------------
                                   Votes For             Withheld
------------------------------------------------------------------------
Stuart C. Baker                 1,736,863             3,000
------------------------------------------------------------------------
Dr. Sanford B. Ehrlich          1,736,563             3,300
------------------------------------------------------------------------
William W. Holl                 1,736,863             3,000
------------------------------------------------------------------------
Gordon S. Marshall              1,736,863             3,000
------------------------------------------------------------------------
Carl C. Roecks                  1,736,863             3,000
------------------------------------------------------------------------
Howard C. White                 1,736,863             3,000
------------------------------------------------------------------------


Approval of the Amistar Corporation 2005 Stock Option Plan:

Shareholders approved the Amistar Corporation 2005 Stock Option Plan.

For                  314,018
Against               27,975
Abstain                    0
Broker Non-Vote            0

Ratification of Grant of Stock Options to Certain Officers and Employees

Shareholders ratified the grant of 88,000 stock options to three officers and nineteen current employees.

For                      339,493
Against                    2,500
Abstain                        0
Broker Non-Vote                0


ITEM 5 OTHER INFORMATION

Exchange Listing Requirements
-----------------------------

     The Company is subject to certain continuing listing requirements of NASDAQ, which include the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was approximately $1,706,000, and accordingly does not meet the continuing listing requirements of NASDAQ. The Company anticipates it may receive notice from NASDAQ following the filing of this report that it no longer meets the continuing listing requirements and will have ten business days to submit a plan of compliance. If the Company is unable to comply or deliver a plan of compliance that is approved by NASDAQ, its shares will be subject to de-listing. If de-listed, the Company would consider listing its shares on the OTC Bulletin Board or the shares would be traded on the Pink Sheets. The Company's stock price may be adversely affected by the de-listing of its stock from the NASDAQ market.


ITEM 6 EXHIBITS

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

Dated: August 9, 2005

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