Form 10QSB
period 2005-09-30
AMISTAR CORP
filed 2005-11-21
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

     Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

     Yes [ ]    No [X]

There were 3,167,794 shares of common stock outstanding as of October 31, 2005.


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

Item 2. Management's Discussion and Analysis and Results of Operations........15

Item 3. Controls and Procedures...............................................21

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................22

Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 5. Other Information.....................................................22

Item 6. Exhibits and Reports..................................................22

Part I
ITEM 1. FINANCIAL STATEMENTS
                                       AMISTAR CORPORATION
                              Condensed Consolidated Balance Sheets
                         (Unaudited and in thousands, except share data)


                                                                        Sept. 30,     Dec. 31,
                                                                          2005        2004 (A)
                                                                       ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    1,572    $    3,172
   Restricted cash                                                              -         2,788
   Trade accounts receivable, net of
     reserves of $10 (2005) and $47 (2004)                                    321           535
   Inventories, net of reserves of
     $1,796 (2005) and $1,761 (2004)                                        1,284         1,526
   Assets of discontinued operation                                         1,692         4,548
   Demonstration equipment                                                     58             -
   Prepaid expenses                                                           140           162
                                                                       ----------    ----------
     Total current assets                                                   5,067        12,731
Property and equipment, net                                                    98            88
Other assets                                                                  468           469
                                                                       ----------    ----------

                                                                       $    5,633    $   13,288
                                                                       ==========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $      299    $      473
   Accrued liabilities                                                        682           785
   Liabilities of discontinued operation                                      156         1,556
   Industrial development bonds                                                 -         2,700
   Current portion of deferred gain on sale lease-back of property            417           417
                                                                       ----------    ----------
      Total current liabilities                                             1,554         5,931
Deferred gain on sale lease-back of property, net of current portion        3,419         3,731
Other long-term liabilities                                                    89            44
                                                                       ----------    ----------
Total liabilities                                                           5,062         9,706
                                                                       ----------    ----------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
     2,000,000 shares; none outstanding                                         -             -
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,167,794 and
     3,142,544 shares issued and
     outstanding at September 30, 2005 and
     Dec. 31, 2004, respectively                                               32            31
  Additional paid-in capital                                                4,727         4,654
  Retained deficit                                                         (4,188)       (1,103)
                                                                       ----------    ----------
     Total shareholders' equity                                               571         3,582
                                                                       ----------    ----------
                                                                       $    5,633    $   13,288
                                                                       ==========    ==========

(A) Derived from the audited consolidated financial statements as of December 31, 2004.
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                3

                                        AMISTAR CORPORATION
                          Condensed Consolidated Statements of Operations
                        (Unaudited and in thousands, except per share data)


                                                    Three months ended         Nine months ended
                                                        Sept. 30,                  Sept. 30,
                                                     2005         2004         2005         2004
                                                  ---------    ---------    ---------    ---------
Net sales                                         $     545    $     553    $   2,764    $   2,610

Cost of sales                                           502          403        2,114        1,932
                                                  ---------    ---------    ---------    ---------

Gross profit                                             43          150          650          678
                                                  ---------    ---------    ---------    ---------

Operating expenses:
  Selling                                               315          325          919          860
  General and administrative                            863          448        2,223        1,204
  Engineering, research and development                 267          239          883          549
                                                  ---------    ---------    ---------    ---------
                                                      1,445        1,012        4,025        2,613
                                                  ---------    ---------    ---------    ---------

Loss from continuing operations                      (1,402)        (862)      (3,375)      (1,935)

Other income (expense)                                  118           (3)         353           (6)
                                                  ---------    ---------    ---------    ---------
Loss from continuing operations before
   income taxes                                      (1,284)        (865)      (3,022)      (1,941)

Income taxes                                              1            1            4            2
                                                  ---------    ---------    ---------    ---------

Net loss from continuing operations                  (1,285)        (866)      (3,026)      (1,943)
Income (loss) from discontinued operations
  net of income taxes                                   110          (64)         (59)         (81)
                                                  ---------    ---------    ---------    ---------
Net loss                                          $  (1,175)   $    (930)   $  (3,085)   $  (2,024)
                                                  =========    =========    =========    =========
Loss per common share on continuing
   operations-basic and diluted                   $   (0.40)   $   (0.28)   $   (0.96)   $   (0.63)
                                                  =========    =========    =========    =========
Income (loss) per common share on
   discontinued operations-basic and diluted      $    0.03    $   (0.02)   $   (0.02)   $   (0.03)
                                                  =========    =========    =========    =========

Weighted average shares
   outstanding, basic and diluted                     3,155        3,091        3,147        3,085
                                                  =========    =========    =========    =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                 4

                                       AMISTAR CORPORATION
                              Consolidated Statements of Cash Flows
                                  (Unaudited and in thousands)

Nine months ended September 30,                                           2005          2004
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from continuing operations                                 $   (3,026)   $   (1,943)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                             32            91
    Amortization of deferred gain on sale lease-back of property            (312)            -
    Non-cash compensation expense                                             50            32
    Changes in assets and liabilities:
      Trade accounts receivable, net                                         214           (28)
      Inventories, net                                                       242          (264)
      Demonstration equipment                                                (58)           49
      Prepaid expenses and other assets                                       23           276
      Accounts payable, accrued and other liabilities                       (232)          369
                                                                      ----------    ----------

Net cash used in operating activities                                     (3,067)       (1,418)
                                                                      ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                                         (43)          (79)
                                                                      ----------    ----------
Net cash used in investing activities                                        (43)          (79)
Cash flows from financing activities:
  Redemption of Industrial Development Bonds                              (2,700)         (100)
  Proceeds from Related Party Note Payable                                     -           500
  Decrease in restricted cash, net                                         2,788            10
  Exercise of stock options                                                   24            16
                                                                      ----------    ----------
Net cash provided by financing activities                                    112           426
                                                                      ----------    ----------

Net cash provided by discontinued operations                               1,398           378
Net decrease in cash and cash equivalents                                 (1,600)         (693)
Cash and cash equivalents, beginning of period                             3,172         2,439
                                                                      ----------    ----------
Cash and cash equivalents, end of period                              $    1,572    $    1,746
                                                                      ==========    ==========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                                       $        4    $       23
                                                                      ==========    ==========
       Income taxes                                                   $        8    $        6
                                                                      ==========    ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                5

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) BUSINESS AND CURRENT EVENTS

Discontinued Operations
-----------------------

     The Company plans to exit the electronic manufacturing services market subject to certain continuing obligations during the fourth quarter of 2005 as part of its strategy to convert assets to cash in order to improve liquidity and to support the entry into the retail pharmacy market with its APM(TM) automated prescription delivery machine and system marketed by Distributed Delivery Networks, Inc. ("ddn"), its majority-owned subsidiary.

     In August 2005, the Company decided to discontinue its Amistar Manufacturing Services division ("AMS") segment. As of September 30, 2005, the AMS Segment met all of the criteria in Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the AMS segment has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

     The Company entered into an agreement on August 16, 2005, to sell certain AMS inventory, equipment and other assets and provide support services to SMS Technologies, Inc. ("SMS"), an electronic manufacturing services provider. The agreement has a term of three years, provides for the Company to receive a commission based on sales made by SMS to certain customers that have agreed to transfer and has a non-compete provision.

     The Company incurred employee separation costs of $89,000, a write-down of equipment held for sale of $36,000, and recognized a gain on sale of equipment of $81,000 during the current quarter. In addition, the Company sold certain component inventory back to customers that elected to not transfer their orders to SMS. As of September 30, 2005, equipment that is expected to be sold during the fourth quarter of 2005 totaling $120,000 was reclassified as Assets of Discontinued Operations.

     Income (loss) from discontinued operations consists of direct revenues and direct expenses of the AMS segment, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations.

     A summary of the operating results of the AMS segment included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

                                                      Three months ended          Nine months ended
                                                           Sept. 30,                  Sept. 30,
                                                       2005         2004          2005          2004
                                                    ----------   ----------    ----------    ----------
Net sales                                           $    2,169   $    1,857    $    7,206    $    5,116

Income from discontinued operations                        110          (64)          (59)          (81)

Income taxes                                                 -            -             -             -
                                                    ----------   ----------    ----------    ----------

Net income (loss) from discontinued operations      $      110   $      (64)   $      (59)   $      (81)
                                                    ==========   ==========    ==========    ==========

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     A summary of the major components of assets and liabilities of the discontinued operation are as follows:

                                                  Sept. 30,     Dec. 31,
                                                    2005         2004
                                                 ----------   ----------
     Accounts receivable,net                     $    1,063   $    1,193
     Inventory, net of reserves                         509        3,093
     Equipment held for sale                            120          263
                                                 ----------   ----------

     Assets of discontinued operation            $    1,692   $    4,548
                                                 ==========   ==========

     Accounts payable                                    40        1,456
     Accrued liabilities                                117          100
                                                 ----------   ----------

     Liabilities of discountinued operation      $      157   $    1,556
                                                 ==========   ==========

Litigation
----------

     On August 26, 2004, the Company, its subsidiary ddn and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secrets, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief.

     As of the filing date of this report, the Company, based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for April 2006. The Company believes that the complaint has no merit and intends to defend vigorously against the allegations including seeking dismissal in a summary judgment hearing scheduled for January 2006. In addition, the Company, on August 25, 2005, filed a cross complaint, alleging fraud, anti-trust violation, and other wrongful actions and is seeking damages. There can be no assurance of a favorable outcome if the cases proceed to trial.

Liquidity and Management's Plan
-------------------------------

     The Company generated cash to partially offset its loss from continuing operations and reduction of accounts payable of $177,000 primarily from cash flows provided from discontinued operations of $1,398,000, and to a lesser extent by reducing its accounts receivable $214,000 and inventory by $242,000, during the nine months ended September 30, 2005. The cash flows provided from discontinued operations of $1,398,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable. The Company expects to further generate additional cash in the fourth quarter resulting from the sale of assets of the discontinued operation.

     ddn exhausted its funds during the third quarter of 2005 and the Company is funding ddn's cash shortfall by making loans on a month-by-month basis as required. Management expects to incur additional operating losses in fiscal 2005 primarily as a result of funding the operating requirements of ddn and litigation costs. The timing and amounts of these

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

     The Company incurred litigation expenses of $1,026,000 during the nine months ended September 30, 2005, which has had an adverse effect on its cash balances. In August 2005, the law firm representing the Company in the litigation, agreed to defer the payment of legal fees exceeding a certain fixed amount per month until the litigation is concluded. The Company will continue to reimburse its law firm for any out-of-pocket costs as incurred.

     Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes the sale of AMS assets and reductions of AMS non-cash working capital along with increased product sales will provide additional operating funds. To remain viable for the long-term, the Company must return to profitability and/or raise debt or equity capital. There can be no assurances that the Company will be successful in achieving these objectives.

Exchange Listing Requirements
-----------------------------

     The Company was formerly traded on the NASDAQ Small Cap market and subject to certain continuing listing requirements, which included the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was $1,706,000, and accordingly, did not meet the continuing listing requirements of NASDAQ. As a result, the Company's stock was de-listed by NASDAQ on September 12, 2005 and the Company's stock is currently quoted on the Over the Counter ("OTC") Pink Sheet market.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004, respectively. The results of operations of the Company for the three and nine month periods ended September 30, 2005 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.

     In August 2005, the Company decided to discontinue its AMS segment. As of September 30, 2005, the AMS Segment met all of the criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be presented as discontinued

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

operations. Accordingly, all current and prior period financial information related to the AMS segment has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,796 and $1,761 at September 30, 2005 and December 31, 2004, respectively:

                               September 30,                 Dec. 31,
                            2005 (In thousands)        2004 (In thousands)
                      ------------------------------   -------------------
                        AIA         ddn       Total      AIA        Total
                        ---         ---       -----      ---        -----
Raw Material          $    163   $      -   $    163   $    331   $    331
Work In Process            705          -        705        642        642
Finished Goods             397         19        416        553        553
                      ------------------------------   -------------------
Total                 $  1,265   $     19   $  1,284   $  1,526   $  1,526
                      ==============================   ===================

Earnings Per Common Share
-------------------------

     The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net earnings per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net loss per share are presented below (in thousands):

                                      Three months ended     Nine months ended
                                           Sept. 30,             Sept. 30,
                                        2005       2004       2005       2004
                                      --------   --------   --------   --------
Weighted-average shares, basic           3,155      3,091      3,147      3,085

Dilutive effect of stock options             -          -          -          -
                                      --------   --------   --------   --------

Weighted-average shares, diluted         3,155      3,091      3,147      3,085
                                      ========   ========   ========   ========

     Options to purchase approximately 146,000 and 223,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2005 and 2004, respectively, because the effects of these instruments were anti-dilutive.

Industrial Development Bonds
----------------------------

     On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold. The Company recorded a gain on the sale- leaseback of property of approximately $4,165,000 in 2004, which is being amortized over the

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

ten-year term of the loan. The Company amortized $312,000 of the deferred gain on sale-leaseback of property during the nine months ended September 30, 2005. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets were removed. During the first quarter of 2005, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash account totaling $79,489 was returned to the Company's unrestricted cash account during the second quarter ended June 30, 2005.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Industry Segments and Geographic Information
--------------------------------------------

     The following table summarizes the Company's two continuing operating segments: Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories and the Company's majority-owned subsidiary ddn, which encompasses prototype development, manufacturing, start-up operating costs, and marketing of automation equipment primarily to the retail pharmacy market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands). Total assets are reflected for the discontinued segment.

                                                   AIA
                                   ------------------------------------
                                     UNITED                              DISCONTINUED
                                     STATES      FOREIGN        TOTAL       SEGMENT       DDN       CORPORATE      TOTAL
--------------------------------------------------------------------------------------------------------------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2005

Net sales                          $      624   $      (90)  $      534   $    2,170   $       11   $        -   $    2,715
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Depreciation and amortization               7            -            7           60            1            1           69
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Loss from operations                   (1,201)           -       (1,201)         110         (201)           -       (1,292)
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Total assets                            1,648           25        1,673        1,692          166        2,102        5,633
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Additions to long-lived assets              -            -            -            -            -            -            -
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

THREE MONTHS ENDED SEPTEMBER 30, 2004

Net sales                          $      516   $       37   $      553   $    1,857   $        -   $        -   $    2,410
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Depreciation and amortization              23            -           23           58            -            6           87
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Loss from operations                     (442)         (31)        (473)         (64)        (389)           -         (926)
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Total assets                            4,576           44        4,620        2,684          596        2,397       10,297
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Additions to long-lived assets              1            -            1            9            -            3           13
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 2005

Net sales                          $    2,608   $      145   $    2,753   $    7,206   $       11   $        -   $    9,970
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Depreciation and amortization              21            -           21          113            3            8          145
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Loss from operations                   (2,571)        (143)      (2,714)         (59)        (661)           -       (3,434)
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Additions to long-lived assets             37            -           37           14            -            6           57
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales                          $    2,504   $      106   $    2,610   $    5,116   $        -   $        -   $    7,726
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Depreciation and amortization              70            -           70          185            -           20          275
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Loss from operations                     (923)         (39)        (962)         (81)        (973)           -       (2,016)
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Additions to long-lived assets             57            -           57          185           16            6          264
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

     Warranty cost and accrual information is as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                     Charged to
                       Beginning      costs and                       Ending
                        Balance        expense       Deductions       Balance
-------------------------------------------------------------------------------
Three months ended:
      9/30/2005      $         53   $         12   $        (18)   $         47
                     ============   ============   ============    ============
      9/30/2004      $         43   $          7   $        (16)   $         34
                     ============   ============   ============    ============

Nine months ended:
      9/30/2005      $         31   $         70   $        (54)   $         47
                     ============   ============   ============    ============
      9/30/2004      $         33   $         39   $        (38)   $         34
                     ============   ============   ============    ============

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

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 and 2004 as follows (in thousands, except per share amounts):

                                                                   Three months ended          Nine months ended
                                                                       Sept. 30,                   Sept. 30,
                                                                   2005          2004          2005          2004
                                                                ----------    ----------    ----------    ----------
Net loss - as reported                                          $   (1,175)   $     (930)   $   (3,085)   $   (2,024)
Total stock-based employee compensation
   expense included in reported net income, net of tax (A)              16            16            50            33
Total stock-based employee compensation
    expense determined under fair-value-based method
    for all rewards, net of tax                                        (33)          (39)         (101)          (94)
                                                                ----------    ----------    ----------    ----------
Pro forma net loss                                              $   (1,192)   $     (953)   $   (3,136)   $   (2,085)
                                                                ==========    ==========    ==========    ==========

Loss per share:
   Basic and diluted, as reported                               $    (0.37)   $    (0.30)   $    (0.98)   $    (0.66)
   Basic and diluted, pro forma                                 $    (0.37)   $    (0.31)   $    (0.98)   $    (0.68)

     (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

Stock option activity during the nine months ending September 30, 2005 was as follows:

                                                    WEIGHTED
                                                      AVE
                                       NUMBER       EXERCISE
                                     OF SHARES       PRICE
                                    ----------    ----------
Outstanding, Dec. 31, 2004             155,000    $     1.69

Granted                                 30,000          3.40

Exercised                              (25,250)         0.92

Expired                                (13,500)         2.39
                                    ----------    ----------

Outstanding, Sept. 30, 2005            146,250    $     2.11
                                    ==========    ==========


The range of exercise prices on options outstanding at September 30, 2005 are as follows:

                                   Weighted
                                    Average
                                   Remaining     Weighted                       Weighted
   Range of                       Contractual     Average                        Average
   Exercise          Number        Life (In      Exercise         Number        Exercise
     Price         Outstanding      Years)         Price        Exercisable       Price
---------------   ------------   ------------   ------------   ------------   ------------
$0.81 - $1.00           33,250           2.40   $       0.81          2,250   $       0.81
$1.76 - $2.21           83,000           3.60           2.16         19,250           2.16
$3.40                   30,000           4.80           3.40              -              -
---------------   ------------   ------------   ------------   ------------   ------------
$0.81 - $3.40          146,250           3.30   $       2.11         21,500   $       2.02
===============   ============   ============   ============   ============   ============

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements regarding market opportunities, customer acceptance of products, gross margin, marketing expenses, probability of a successful defense in its suit and successful outcome of its counter-suit with Asteres, and liquidity. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, continuing defense costs and or unfavorable outcome in the pending litigation with Asteres, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade, fluctuations in the price of the Company's stock and other factors.


                              RESULTS OF OPERATIONS

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Net Sales
---------

     Net sales for the current quarter decreased $8,000, or 1%, to $545,000 compared to $553,000 for the same period in the prior year. The decrease in net sales was primarily due to the decrease in Amistar Industrial Automation sales ("AIA") sales.

     AIA sales decreased $19,000, or 3%, in the current quarter to $534,000 from $553,000 in the comparable quarter of 2004. The decrease is primarily due to a reduction in sales of distributed circuit board assembly machine products.

Following is a discussion of AIA sales by product line:

     DataPlace machine sales increased $113,000, or 68%, to $280,000 from $167,000 during the current quarter compared to the third quarter of 2004 primarily due to the sale of two customized DataPlace LCL machines, which sold for a higher price than the two standard DataPlace 1M machines sold in the comparable quarter of 2004.

     Through-hole assembly machines, spare parts and service sales decreased $20,000, or 12%, to $147,000 in the third quarter of 2005 from $167,000 in the same period of 2004, consistent with the trend of the declining number of through-hole machines in production in the market.

     Distributed circuit board assembly machine, accessory and spare parts sales decreased $74,000, or 47%, in the current quarter from $157,000 in the third quarter of 2004 to $83,000 in the current quarter. The decrease is primarily due to fewer shipments of machine component feeders in the current quarter of 2005 compared to the same quarter of 2004.

     Custom factory automation sales decreased $37,000, or 61%, to $24,000 in the current quarter from $61,000 in the third quarter of 2004, due primarily to fewer shipments of machine shop services in the current quarter compared to the third quarter of 2004.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

     ddn initial sales were $11,000 in the current quarter and consisted of installation services and rental revenue.

Gross Profit
------------

     Gross profit decreased $107,000, or 71%, to $43,000 during the current quarter compared to $150,000 in the same period in 2004. This decrease was due primarily to an $110,000, or 73%, decrease in AIA gross profit from $150,000 to $40,000 in the current quarter due primarily to a $116,000 increase in the reserve for inventory obsolescence related to excess DataPlace 100LP machine and component inventory.

     The remaining gross profit of $3,000 was related to ddn's initial sales.

Selling Expenses
----------------

     Selling expenses decreased $10,000, or 3%, to $315,000 in the current quarter from $325,000 in the second quarter of 2004, due primarily to lower ddn trade show exhibition expenses during the third quarter of 2005 compared to the same period of 2004, ddn's initial year of operations.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $415,000, or 93%, to $863,000 in the current quarter from $448,000 in the third quarter of 2004, due primarily to an $315,000 increase in litigation defense costs to $431,000 related to the suit with Asteres, Inc. compared to $106,000 in the third quarter of 2004.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased $28,000, or 12%, to $267,000 in the current quarter compared to $239,000 the same period in 2004, due primarily to increased development costs related to the APM(TM) machine for the retail pharmacy market. During the current quarter, development continued on APM(TM) machines produced in a pilot production run, in a field beta test conducted in a community pharmacy and in the test lab of a mass merchant.

     The engineering staff has been used primarily in support of custom factory engineering design activities and development of the APM(TM) machine. The engineering group provided billable engineering design services and allocated $29,000 to cost of sales related to design contracts and $66,000 in engineering labor costs to work-in-process inventory, most of which is expected to be completed in the fourth quarter of 2005. During the current quarter, costs of $148,000 were incurred related to the development of the APM(TM) machine.

Other Income
------------

     Other income primarily consists of $104,000 for amortization of the deferred gain on the sale-leaseback of the Company's headquarters facility.

Income Taxes
------------

     The $1,000 provision represents the Company's minimum tax liability to various states. A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Discontinued operations
-----------------------

     The income from discontinued operations increased $174,000 in the current quarter to $110,000 compared to a loss of $64,000, due primarily to increased gross profit and from the gain on sale of equipment.

     AMS sales increased $313,000, or 17%, to $2,170,000 in the current quarter from $1,857,000 for the comparable quarter in 2004, primarily due to the sale of components to customers related to the planned exit from the electronic manufacturing services market.

     Gross profit increased $75,000 or 221% to $109,000 in the current quarter from $34,000 in the comparable period of 2004,due to increased sales and increased labor efficiency and partially offset by manufacturing employee separation costs of $83,000.

     The income from discontinued operations also reflects a gain of $81,000 from the sale of equipment.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD IN 2004

Net Sales
---------

     Net sales for the nine months ended September 30, 2005 increased $154,000, or 6%, to $2,764,000 compared to $2,610,000 for the same period in the prior year. The increase in net sales was due primarily to growth in AIA division sales.

     AIA sales increased $143,000, or 5%, in the nine months ended September 30, 2005 to $2,753,000 from $2,610,000 in the comparable period of 2004. The increase is primarily due to an increase in sales of custom factory automation machines from the fulfillment of a four-machine order during the current year and partially offset by a reduction in distributed machine sales.

Following is a discussion of AIA sales by product line:

     DataPlace machine sales decreased $50,000, or 7%, to $806,000 from $756,000 during the nine months ended September 30, 2005 compared to the same period of 2004 due to sales of one more machine during the nine months ended September 30, 2005 compared to 2004.

     Through-hole assembly machines, spare parts and service sales increased $47,000, or 8%, to $621,000 in the nine months ended September 30, 2005 from $574,000 in the same period of 2004, primarily due to the sale of the last remaining axial insertion machine in the Company's inventory and partially offset by lower spare parts sales in the current period.

     Distributed circuit board assembly machine, accessory and spare parts sales decreased $462,000, or 63%, in the nine months ended September 30, 2005 from $739,000 in same period in 2004 to $277,000 in the current period. During the nine months ended September 30, 2004, the Company sold two distributed circuit board assembly machines compared to none in the current period.

     Custom factory automation sales increased $509,000, or 94%, to $1,049,000 in the nine months ended September 30, 2005 from $540,000 in the same period of 2004, due primarily to an $859,000 four-machine contract fulfilled during the current period compared to contracts received for less extensive custom machine design and machine manufacturing in the same period of 2004.

     ddn initial sales were $11,000 during the nine months ended September 30, 2005 and consisted of installation services and rental revenue.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Gross Profit
------------

     Gross profit decreased $28,000, or 7%, to $650,000 during the nine months ended September 30, 2005 compared to $678,000 in the same period in 2004 due primarily to a $31,000, or 5%, decrease in gross profit from AIA sales and slightly offset by a $3,000 increase in ddn gross profit on its initial sales.

     The AIA gross profit decreased $31,000, or 5%, in the nine months ended September 30, 2005 to $647,000 from $678,000 in the same period in 2004, due to decreased distributed sales, a $116,000 increase in the reserve for inventory obsolescence related to excess DataPlace 100LP machine and component inventory, and partially offset by increased gross profit on higher industrial automation sales.

     The remaining gross profit of $3,000 was related to ddn's initial sales.


Selling Expenses
----------------

     Selling expenses increased $59,000, or 7%, to $919,000 in the nine months ended September 30, 2005 from $860,000 in the same period of 2004, due primarily to additions of field service personnel, and increased commission expense related to a higher portion of AIA sales incurring a commission expense than in the comparable period in 2004.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $1,019,000, or 85%, to $2,223,000 in the nine months ended September 30, 2005 from $1,204,000 in the comparable period of 2004, due primarily to an $920,000 increase in litigation defense costs related to the suit with Asteres, Inc.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased $334,000, or 61%, to $883,000 in the nine months ended September 30, 2005 compared to $549,000 the same period in 2004, due primarily to development costs related to the APM(TM) machine for the retail pharmacy market and a new DataPlace labeler machine.

     The engineering staff has been primarily used in support of custom factory engineering design activities and development of the APM(TM) machine. The engineering group provided billable engineering design services and allocated $183,000 to cost of sales related to design contracts and $66,000 in engineering labor costs to work-in-process inventory, most of which is expected to be completed in the fourth quarter of 2005. During the nine months ended September 30, 2005, costs of $625,000 were incurred related to the development of the APM(TM) machine.

Other Income
------------

     Other income primarily consists of $312,000 for amortization of the deferred gain on the sale-leaseback of the Company's headquarters facility and an $83,000 gain on sale of primarily AMS equipment.

Income Taxes
------------

     The $4,000 provision represents the Company's minimum tax liability to various states.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Discontinued operations
-----------------------

     The loss from discontinued operations decreased $22,000 in the nine months ended September 30, 2005 to $59,000 compared to a loss of $81,000 in the same period of 2004, due primarily to the gain on disposal of equipment and partially offset by a decrease in gross profit during the current period.

     AMS sales increased $2,090,000, or 41%, to $7,206,000 during the nine months ended September 30, 2005 from $5,116,000 from the comparable period in 2004, primarily due to shipments to a new defense-industry customer and sales of components to customers related to the planned exit from the electronic manufacturing services market.

     The AMS gross profit decrease was due primarily to $83,000 of manufacturing employee separation costs related to the planned exit from the manufacturing services market, increased overhead to support the higher sales level and partially offset by higher margins related to increased sales of component material.

     The cash flows provided from discontinued operations of $1,345,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable.

                                    LIQUIDITY

     The Company's cash used in operating activities was $3,067,000 for the nine months ended September 30, 2005, a $1,649,000 increase over the cash used in operating activities of $1,418,000 for the comparable period in 2004. The increase in cash used in operating activities was due primarily to the increased loss, which included $1,026,000 in litigation defense costs and $662,000 in start-up, marketing and development costs for ddn, a decrease in accounts payable, accrued and other liabilities and partially offset by a decrease in accounts receivable, and inventory. The reduction in accounts payable, accrued and other liabilities during the current year was primarily due to satisfaction of the obligations related to the inventory that was reduced.

     The Company generated cash to partially offset its loss from continuing operations and reduction of accounts payable, accrued and other liabilities of $232,000 primarily from cash flows provided from discontinued operations of $1,398,000, and to a lesser extent by reducing its accounts receivable $214,000 and inventory by $242,000, during the nine months ended September 30, 2005. The Company expects to further generate additional cash in the fourth quarter resulting from the sale of assets of the discontinued operation.

     Capital expenditures of $37,000 were made for production equipment to improve capabilities in AIA and $6,000 for computer equipment for administrative purposes during the current year.

     On December 16, 2004, the Company consummated a sale-leaseback transaction whereby its headquarters facility was sold. A substitution of collateral was made to support the letter of credit with the Company's bank, which supported the industrial development bonds at December 31, 2004. Substitute collateral in the form of approximately $2,738,000 in cash proceeds from the sale was deposited in a restricted cash account with the Company's bank and the liens held by the Company's bank against the headquarters facility and other Company assets was removed. During the first quarter of 2005, the bonds were redeemed in full and the letter of credit terminated. The balance of the restricted cash

                               AMISTAR CORPORATION
                              Liquidity, Continued

account totaling approximately $79,489 was returned to the Company's unrestricted cash account during the current quarter.

     The Company plans to exit the electronic manufacturing services market subject to certain continuing obligations during the fourth quarter of 2005 as part of its strategy to convert assets to cash in order to improve liquidity and to support its entry into the retail pharmacy market with its APM(TM) automated prescription delivery machine and system. The Company incurred employee separation costs of $89,000, a write-down of equipment held for sale of $36,000, and recognized a gain on sale of equipment of $81,000 during the current quarter. In addition, the Company sold certain component inventory back to customers that elected to not transfer their orders to SMS. As of September 30, 2005, equipment that is expected to be sold during the fourth quarter of 2005 totaling $119,000 was reclassified as Assets from Discontinued Operations.

     ddn exhausted its funds during the third quarter of 2005 and the Company is funding ddn's cash shortfall on a month-by-month basis as required by making loans.

     Management expects to incur additional operating losses in fiscal 2005 primarily as a result of expenditures to support ddn's operations and litigation costs. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

     The Company incurred litigation expenses of $1,026,000 during the nine months ended September 30, 2005, which has had an adverse effect on its cash balances. In August 2005, the Company's law firm representing it in its litigation defense, agreed to defer the payment of legal fees exceeding a certain fixed amount per month until the litigation is concluded. The Company will continue to reimburse its law firm for any out-of-pocket costs as incurred.

     Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes the sale of AMS assets and reductions of AMS non-cash working capital along with increased product sales will provide additional operating funds. To remain viable for the long-term, the Company must return to profitability and/or raise debt or equity capital. There can be no assurances that the Company will be successful in achieving these objectives.

                               AMISTAR CORPORATION

ITEM 3. CONTROLS AND PROCEDURES

     During the course of their audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BDO Seidman, LLP, advised management and the Audit Committee of our Board of Directors that they had identified a deficiency in the Company's internal control over financial reporting. This deficiency was considered to be a "material weakness" as defined under the standards established by the Public Company Accounting Oversight Board. A material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This "material weakness" related to incorrect costing of our AMS inventory based on incorrect raw material standards and incorrect AMS work-in-process inventory quantities recorded.

     The material weakness did not result in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

     The following required remediation steps were fully implemented as of September 30, 2005:

     o Implemented modifications to our physical inventory software system to more accurately report work-in-process physical inventory count adjustments and final balances.
     o Trained materials management personnel and replaced certain personnel to achieve a higher level of competency.
     o Increased cost accounting personnel resources to monitor, evaluate and maintain standard costs. In addition, expanded the scope of internal testing of standard costs and procedures were enhanced.
     o    Updated standard costs to reflect FIFO costing.

     Based on testing that we have performed, management has concluded that the material weakness no longer exists.

     There has been no other change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 26, 2004, the Company, its subsidiary ddn and William Holmes (the CEO of ddn) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleges causes of action for misappropriation of trade secrets, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. The plaintiff is seeking damages and injunctive relief.

     As of the filing date of this report, the Company, based on its affirmative defenses, believes that an unfavorable outcome to the Company is not probable. The case is currently in the discovery phase with a trial date scheduled for April 2006. The Company believes that the complaint has no merit and intends to defend vigorously against the allegations including seeking dismissal in a summary judgment hearing scheduled for January 2006. In addition, the Company, on August 25, 2005, filed a cross complaint, alleging fraud, anti-trust violation, and other wrongful actions and is seeking damages. There can be no assurance of a favorable outcome if the cases proceed to trial.

ITEMS 2-3. Non-Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

NASDAQ Delisting
----------------

     The Company was formerly traded on the NASDAQ Small Cap market and subject to certain continuing listing requirements, which included the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was $1,706,000, and accordingly did not meet the continuing listing requirements of NASDAQ. As a result, the Company's stock was de-listed by NASDAQ on September 12, 2005 and the Company's stock is currently quoted on the Over the Counter Pink Sheet market.


ITEM 6. EXHIBITS

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

Dated: November 18, 2005

                                         AMISTAR CORPORATION


                                         By /s/ Gregory D. Leiser
                                            -----------------------------
                                            Gregory D. Leiser
                                            Vice President Finance and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)