Form 10KSB
period 2005-12-31
AMISTAR CORP
filed 2006-03-30
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of
    1934
For the fiscal year ended December 31, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to _____________
Commission file number 0-13403

--------------------------------------------------------------------------------
                               AMISTAR CORPORATION
        (Exact name of small business issuer as specified in its Charter)
--------------------------------------------------------------------------------

           CALIFORNIA                                           95-2747332
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

            237 VIA VERA CRUZ
             SAN MARCOS, CA                                      92078-2698
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ]

      Issuer's revenues for the fiscal year ended December 31, 2005: $3,418,000.

      Issuer's aggregate market value of voting stock held by non-affiliates of the small business issuer as of the close of business on January 31, 2006:
$4,464,000.

      The number of shares outstanding of issuer's Common Stock as of March 4, 2006: 3,169,794.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this report:
         Definitive Proxy Statement for Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the Securities and Exchange Commission within 120 days of the most recent calendar year end.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]


                                                   AMISTAR CORPORATION

                                                       FORM 10-KSB

                                                    TABLE OF CONTENTS
PART I

 1.    Business............................................................................................. 3
 1a    Risk Factors......................................................................................... 7
 2.    Properties........................................................................................... 7
 3.    Legal Proceedings.................................................................................... 8
 4.    Submission of Matters to a Vote of Security Holders.................................................. 8

PART II

 5.    Market for Common Equity and Related Stockholder Matters..............................................9
 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............11
 7.    Consolidated Financial Statements and Supplementary Data.............................................21
 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................40
 8a    Controls and Procedures..............................................................................40
 8b    Other Information....................................................................................40

PART III

9.     Directors and Executive Officers of the Registrant...................................................41
10.    Executive Compensation...............................................................................42
11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.......42
12.    Certain Relationships and Related Transactions.......................................................42
13     Exhibits and Financial Statement Schedules...........................................................43
14.    Principal Accountant Fees and Services...............................................................45


                                     PART I

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, particularly statements regarding market opportunities, results of product research and development, customer demand for or acceptance of products, gross margin and marketing expenses. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics and retail pharmacy industries, lack of regulatory approval, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological development and advancements, risks associated with foreign trade and other factors.

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

ITEM 1. BUSINESS

      Amistar Corporation and its majority owned subsidiary (the "Company") provides automation solutions primarily for industrial manufacturers and retail pharmacies and contract-manufacturing services to companies who outsource the manufacturing of their manufacturing equipment and products. The Company formed in 1971, designs, develops, manufactures, distributes, markets and services a variety of automated equipment used to assemble electronic components and product identification media to printed circuit boards and other assemblies. In addition, the Company provides design and manufacturing resources to create customized factory automation equipment according to customer's specification in a broad range of industries. Through its majority-owned subsidiary, Distributed Delivery Networks Corporation, the Company provides automation solutions, primarily for the retail pharmacy market.

Financial Information Relating to Industry Segments
---------------------------------------------------

      The Company's operations include two business segments: Industrial Automation ("AIA"), which encompasses the design, manufacture and distribution of assembly machines, related accessories, other specialty equipment and products, and Distributed Delivery Networks, the Company's majority-owned subsidiary (a start-up operation with no sales to date), which will provide automation solutions, primarily for the retail pharmacy market. Amistar Manufacturing Services ("AMS") provided contract manufacturing services through September 30, 2005, when it was discontinued. Information concerning the Company's operations for the segments is found in Note 9 to the consolidated financial statements.

Amistar Industrial Automation (AIA)
-----------------------------------

      Amistar Industrial Automation, a division of Amistar, provides factory automation solutions by offering its own proprietary machine products, distributing circuit board assembly machine products, designing and manufacturing specialty products, and by providing customized factory automation design and manufacturing.

MACHINE PRODUCTS
----------------

      The Company's label identification machines, the DataPlace(R) 100LP, the DataPlace(R) 1M, the DataPlace(R) LCL and the DataPlace(R) SBL are available in a standard configuration and can be customized, through mechanical or software modifications, to meet the needs of a specific application.

      The Company provides service and spare parts to customers of its installed base of through-hole circuit board insertion equipment and surface mount assembly machines.

      The Company designs and manufactures automation equipment for the retail market, which it markets through its majority-owned subsidiary Distributed Delivery Networks. The initial products developed, the Rx-APM(TM)-448, which is a point-of-sale prescription storage and dispensing machine and the related Rx-RIA(TM) a point-of-use prescription storage and dispensing machine, are marketed to the retail pharmacy market. The Company believes it is currently in the final phase of the beta testing stage of product development and introduction and currently has three machines on evaluation in retail pharmacy locations.

      The Company distributes a line of surface mount assembly ("SMD") machines, accessories and spare parts from its Japanese supplier, i-Pulse, on a non-exclusive basis in North America.

Customized Factory Automation and Specialty Products
----------------------------------------------------

      The Company provides custom designed equipment to customers in a wide range of industries and applications. The Company has provided engineering design and manufacturing of automation equipment to customers in the eyeglass lens, life sciences, medical equipment, golf club assembly and RFID industries.

Amistar Manufacturing Services (AMS) (discontinued operation)
-------------------------------------------------------------

      Amistar Manufacturing Services, a division of Amistar until it was discontinued September 30, 2005, provided contract-manufacturing services to OEMs in various industries, such as medical, instrumentation, industrial test and controls, security and defense. The Company offered a broad range of solutions by providing engineering services, materials procurement and management, surface mount and through-hole board assembly, various levels of testing, final product assembly, enclosure and systems build, and distribution support.

Distributed Delivery Networks
-----------------------------

      The Company incorporated a new subsidiary, Distributed Delivery Networks, on February 3, 2004, to develop and market and install newly developed, innovative equipment for use by retail stores. The initial development and marketing focus has been on providing automation equipment for the storage and dispensing of filled prescriptions to the retail pharmacy store market.

      Distributed Delivery Networks was capitalized with $255 from the Company and the two third parties (one is now an employee of Distributed Delivery Networks and the other retained as a consultant - hereafter called "Distributed Delivery Networks Founders") in exchange for common stock. On April 7, 2004, the Company and the Distributed Delivery Networks Founders entered into definitive agreements related to the ownership and management of Distributed Delivery Networks, and commenced business on that day. The Distributed Delivery Networks Founders purchased a 49% restricted interest in Distributed Delivery Networks for nominal consideration. The restrictions lapse ratably over a thirty-six month period. The Company retains a repurchase right, in the event of termination of the Distributed Delivery Networks Founders as employees or as consultants, under certain conditions, which also lapses ratably over the thirty-six month period.

      The Company financed the subsidiary's initial operations with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable. The Company has funded the subsidiary's operations since the proceeds of the initial $1,300,000 loan were expended and expects to continue funding its operations for the foreseeable future until it can fund itself or generate sufficient positive cash flows from operations......

      Due to the lack of substantial capitalization by the Distributed Delivery Networks Founders, the Company will bear and consolidate 100% of the losses of Distributed Delivery Networks and as a result bears significant risk of loss of the principal and accrued interest related to the aforementioned loan. The interest of Distributed Delivery Networks purchased by the Distributed Delivery Networks Founders was valued, based on an appraisal by an independent appraisal firm at approximately $200,000 by the Company. The Company accounts for the fair value of the Distributed Delivery Networks Founders interest as a charge to compensation expense ratable over the thirty-six month restriction period. The Company recorded compensation expense of $67,000 and $49,000 during 2005 and 2004, respectively related to the vested portion of the appraised value of the minority holder's interest as of April 8, 2004.

      The loan agreement provides for a bonus to the Distributed Delivery Networks Founders equal to the interest accrued on the note.

      The Company has also entered into a manufacturing and development agreement with Distributed Delivery Networks to develop and manufacture the equipment.

      Distributed Delivery Networks is a newly formed start up company, has had no sales to date, and has installed the RxAPM in three locations for evaluation by potential customers and is subject to the general risks and uncertainties associated with a start-up enterprise, including the substantial risk of business failure.

Product Development
-------------------

      The Company's products are marketed to industries that are subject to rapid technological change and increasingly complex methods of manufacturing. The Company's ability to compete and operate successfully depends upon its ability to react to such change. Accordingly, the Company has been committed to the continuing enhancement of its current products to allow their use in a wider variety of applications, and the development of new products and services to further reduce customer labor costs and increase manufacturing and other efficiencies.

      During 2005, 2004 and 2003, the Company's engineering, research and development expenses were approximately $1,210,000, $780,000 and $235,000, respectively. During 2003, the engineering group focused primarily on providing billable custom factory engineering design services and as a result, had less activity in the proprietary product development area compared to prior years. During 2005 and 2004, the engineering group primarily focused on development of an automation machine for the retail pharmacy market, developed the DataPlace(R) LCL labeler machine, and provided billable custom factory engineering design services.

      The Company plans to continue development of its Rx-APM(TM)-448 and Rx-RIA(TM) automation machines for the retail pharmacy market, on adaptations for applications in other markets, and on other new products for the retail pharmacy market.

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

      The Company's discontinued AMS division was marketed through a combination of Company personnel, electronics component distributors and outside representatives until September 30, 2005.

      The Company's subsidiary Distributed Delivery Networks has commenced the marketing of its products through in internal sales force and is in negotiations with potential distributors to market its products.

Dependence on Significant Customers
-----------------------------------

      During 2005, 2004 and 2003, no sales exceeding 10% were made to a single customer of its continuing operations.

Geographic Areas
----------------

      A portion of the Company's machine and spare parts sales has been traditionally to foreign customers. Profitability and product mix of foreign machine sales generally are comparable to domestic sales. During the three-year period ended December 31, 2005, the Company's sales were primarily to domestic customers. The Company is subject to international trade risks including unfavorable economic conditions, foreign currency risk, restrictive trade policies, controls on funds and political uncertainties. The following table illustrates the Company's sales for continuing operations, expressed in dollars and as a percentage of total sales, in major geographic markets over the last three years. The 2004 and 2003 amounts have been re-stated to conform to the 2005 presentation reflecting only continuing operations.

(Dollars in thousands)          2005                     2004                     2003
                         --------------------     --------------------     -------------------
United States            $3,206          94%      $3,085          90%      $3,302          89%
Europe                      138           4%         320           9%         179           5%
Asia                          7          --           15          --          165           5%

Other                        67           2%          31           1%          30           1%
                         ------      ------       ------      ------       ------      ------
TOTALS                   $3,418         100%      $3,451         100%      $3,676         100%
                         ======      ======       ======      ======       ======      ======

      The Company's products can be freely exported to most countries under a general destination (G-Dest) export classification with the U.S. Department of Commerce. Additional information regarding foreign operations can be found in
Note 9 to the consolidated financial statements.

Service
-------

      The Company provides installation and service for all of its machines other than those sold by certain distributors with qualified service personnel who undertake the installation and service responsibility. The Company provides service personnel for its customers out of the Company's San Marcos, California office and from a variety of United States locations on an out-sourced basis for certain Distributed Delivery Networks customers. In Europe, the Company's distributor, Assembly Service GmbH provides service support.

Suppliers and Sources of Raw Materials and Product Components
-------------------------------------------------------------


MACHINE MANUFACTURING
---------------------

      The Company's machines and contracted custom factory automation machines are complex devices that combine a number of electronic and electromechanical technologies, and must function in difficult production and retail environments with a high degree of precision and reliability. Product designs typically call for a high percentage of specially designed machine parts, many of which are fabricated in-house, as well as standard, commercially available parts.

      Those portions of the Company's products that are not manufactured directly by the Company are purchased from outside vendors. Most parts are available from more than one supplier and are readily available. While certain parts presently are purchased from single sources, the Company believes it would be able to locate additional sources for such parts without a material adverse effect on its business. The Company has never experienced a major production delay due to a materials shortage or the loss of a single-source for its material.

ELECTRONIC PRODUCT CONTRACT MANUFACTURING
-----------------------------------------

      The Company's ability to generate contract manufacturing service revenues was dependent upon the availability of electronic components. Electronic components were primarily supplied by distributors (primary suppliers) and by brokers (secondary suppliers). During 2005, 2004 and 2003, due to soft to moderate economic conditions, electronic components generally were available from suppliers at acceptable pricing.

Competition
-----------

      The Company competes with a number of domestic and foreign manufacturers of electronic component placement, label placement, or automation equipment, many of whom have more diverse product lines and greater financial and marketing resources than the Company. The Company's primary domestic label placement machine competitors are Nortek Automation, Inc. and Computype, Inc. The Company's primary retail pharmacy automation machine competitor is Asteres, Inc, with whom it settled litigation on February 2, 2006, (see Item 3 below).

      The Company believes that the key factors affecting the choice of label placement, circuit board assembly, point-of-sale prescription delivery and custom factory and other automation machines are reliability, delivery speed, responsive service, ability to detect errors, range of products handled, ease of programming and/or operation, integration with ERP and other systems, and price.

      There are numerous companies of various sizes and geographic reach, which provide contract design, machine manufacturing or assembly services to companies that sell electronic and other products, none of which the Company considers being a prime competitor.

Backlog
-------

      Customer non-custom machine order lead times are usually short. Current customer practice for non-custom machines is to wait to place the purchase order until just before the equipment is required or after an evaluation period while on loan. Therefore, backlog may not necessarily be indicative of future sales. Order lead times for custom factory automation machines vary. The backlog at December 31, 2005 was $2,050,000 all of which is expected to ship during the next 12 months. The AIA and AMS divisions had backlog at December 31, 2005 of $1,918,000 and $132,000, respectively. The Company's new subsidiary, Distributed Delivery Networks had no backlog at December 31, 2005. Total Company backlog was $6,729,000 at December 31, 2004. The AIA and AMS divisions had backlog at December 31, 2004 of $952,000 and $5,777,000, respectively. In the event the Company is unable to ship on the purchase order due date, the Company would not incur any contractual damages other than the potential damage to a customer relationship and the potential loss of future orders.

Intellectual Property
---------------------

      The Company relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. As of December 31, 2005, the Company has been issued and maintains five United States patents relating to mature products. The Company has two patent applications pending related to its pharmacy automation technology. On November 18, 2004, the Company's subsidiary Distributed Delivery Networks acquired the rights to certain intellectual property related to a point of sale device for use in retail pharmacies, including designs, for which a patent application has been filed. Although the Company believes that its patents have value, the Company also believes that responding to the technological changes that characterize the electronics industry, maintaining a strong marketing and service operation, and continuing to produce quality products are of greater significance than patent protection. Moreover, there can be no assurance that patents applied for will be granted or that any patents presently held, or to be held, by the Company will afford it commercially significant protection of its proprietary technology.

Compliance with Government Regulations
--------------------------------------

      The Company's ability to market the Rx-APM(TM)-448 in retail pharmacies may be dependent upon obtaining approval from the State Board of Pharmacy in each state the Company chooses to operate.

Employees
---------

      As of February 20, 2006, the Company had 42 full-time employees. Of the total employees, 19 were employed in manufacturing, 7 in sales, marketing and service, 9 in engineering and product development and 7 in information systems, administration and finance. The Company's employees are not represented by unions and the Company considers its employee relations to be good.

ITEM 1A. RISK FACTORS

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

o The decline of domestic economic conditions or lack of domestic manufacturing capacity expansion in the industries in which the Company operates could adversely impact the Company's revenues and growth rate.

o The continued transfer of manufacturing offshore could further contract the domestic market for labor-saving assembly equipment and adversely impact the Company's DataPlace and distributed machine sales.

o The competitive environment in the electronics manufacturing and custom factory automation equipment industries may place pressure on the Company's revenue, gross margins, and market share.

o Erosion of the financial condition of customers could adversely affect the Company's business.

o The potential for technological obsolescence of the DataPlace label identification line.

o The inability to complete development to a stage of marketability and obtain sufficient market acceptance for the Rx-APM(TM)-448 or other automation machines for the retail pharmacy market in addition to obtaining sufficient installations in states whose regulatory agencies currently or will approve use of the technology in the states retail pharmacy market.

o Other-factors described in the section Qualitative and Quantitative Data About Market Risk.

o The effects of having limited working capital and limited borrowing capacity on its line of credit.

o The inability to achieve profitability and\or raise additional capital in 2006 could adversely affect the Company's ability to continue as a going concern for the year 2007 and beyond.

ITEM 2. PROPERTIES

      The Company's headquarters, principal administration, automation machine manufacturing, contract manufacturing services, research and development and subsidiary's offices are located in an 80,000 square foot building built by the Company and located in San Marcos, California. The Company consummated a sale-leaseback transaction in December 2004 and now rents the building and 5.6 acres of land on which the building is located. The lease agreement requires an initial monthly rent payment of $52,167 beginning in December 2004 (subject to certain inflation adjustments as defined in the lease) with a term of 10 years.

      The Company leased through March 31, 2006, but no longer occupies, a 14,000 square foot facility in Anaheim, California at a current monthly rental rate of $8,911. In November 2001, the Anaheim facility was subleased to a sub-tenant for a term beginning December 2001 and expiring March 2006, at an average monthly rental rate of $9,137 for 49 months, in addition to a three-month free rent period.

ITEM 3. LEGAL PROCEEDINGS

      On August 26, 2004, Amistar Corporation, Distributed Delivery Networks Corporation, and William Holmes (the CEO of Distributed Delivery Networks) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleged causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. Subsequently the Company filed a counter-claim for fraud, anti-trust violation and other wrongful actions. On February 2, 2006, the Company and affiliates settled the litigation with Asteres, Inc. and affiliates. According to the terms of the settlement agreement, all parties dismissed their complaints with prejudice. The terms of the settlement agreement did not have a financial impact on the Company, other than its obligation for legal defense fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      From May 1984, when Amistar had its initial public offering, until June 1985, the Company's stock was traded on the NASDAQ over the counter market under the symbol AMTA. From June 18, 1985 until January 1999, the Company's stock was traded on the NASDAQ/NMS (National Market System); from January 1999 until September 2005, the stock traded on the NASDAQ/SC (Small Cap market system). >From September 2005 until December 2005, the Company's stock was traded on the Pink Sheets. The Company's stock currently trades on the OTC Bulletin Board under the symbol AMTA.OB. The following table reflects the closing prices per share during the last two years. The prices shown reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

                    Quarter ended             High*             Low*
                    -------------             -----             ----
                     Mar. 31, 2005          $   3.90           $  3.05
                     Jun. 30, 2005          $   3.52           $  2.56
                     Sep. 30, 2005          $   4.57           $  2.45
                     Dec. 31, 2005          $   4.50           $  2.25

                     Mar. 31, 2004          $   2.45           $  1.87
                     Jun. 30, 2004          $   3.24           $  2.03
                     Sep. 30, 2004          $   3.06           $  1.99
                     Dec. 31, 2004          $   3.94           $  2.42

                * The prices indicated are as reported by NASDAQ and OTC
                  Bulletin Board.

      The Company had approximately 72 registered shareholders of record on February 28, 2006. This number does not include beneficial owners of the Company's common stock, which is held in nominee or "street" name accounts.

      During the last two fiscal years, the Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock to its shareholders in the foreseeable future.

Notice from Stock Exchange
--------------------------

     The Company was formerly traded on the NASDAQ Small Cap market and subject to certain continuing listing requirements, which included the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was $1,706,000, and accordingly, did not meet the continuing listing requirements of NASDAQ. As a result, the Company's stock was de-listed by NASDAQ on September 12, 2005. The Company's stock is currently quoted on the OTC Bulletin Board.

Securities Authorized for Issuance Under Equity Plans
-----------------------------------------------------

      The following table provides information as of December 31, 2005 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans, the 2005 Employee Stock Option Plan ("2005 Plan") and the 1994 Employee Stock Option Plan ("1994 Plan"). The 1994 plan equity compensation plan has been approved by the Company's shareholders. No further grants from the 1994 plan can be made beyond December 31, 2004, due to expiration of its ten-year term. The Company's Board of Directors adopted the 2005 Plan on March 29, 2005, as approved by the shareholders at the May 2005 annual shareholders meeting.

                                              (a)                            (b)                             (c)
-------------------------------- ------------------------------ ------------------------------ --------------------------------
                                                                                               Number of securities remaining
                                  Number of securities to be                                    available for future issuance
                                    issued upon exercise of       Weighted-average exercise       under equity compensation
                                     outstanding options,           price of outstanding         plans (excluding securities
         Plan Category                warrants and rights       options, warrants and rights      reflected in column (a))
-------------------------------- ------------------------------ ------------------------------ --------------------------------
   Equity compensation plans
 approved by security holders               134,250                         $2.14                          270,000
-------------------------------- ------------------------------ ------------------------------ --------------------------------
 Equity compensation plans not
 approved by security holders                  -                              -                               -
-------------------------------- ------------------------------ ------------------------------ --------------------------------

             Total                          134,250                         $2.14                           270,000
-------------------------------- ------------------------------ ------------------------------ --------------------------------

SELECTED FINANCIAL DATA

      Consolidated Statements of Operations Data: (The amounts for years previous to 2005 have been reclassified to conform to the 2005 presentation reflecting only continuing operations).

                                                                  Years Ended December 31,
                                                                (In thousands, except per share data)

                                                   2005          2004          2003          2002          2001
                                                 -------       -------       -------       -------       -------
Net sales                                        $ 3,418       $ 3,451       $ 3,676       $ 1,920       $ 2,977
Cost of sales                                      2,701         2,563         2,702         1,733         1,991
                                                 -------       -------       -------       -------       -------
Gross profit                                         717           888           974           187           986
                                                 -------       -------       -------       -------       -------

Operating expenses:
     Selling                                       1,246         1,129           757           617         1,674
     General & administrative                      3,021         1,972         1,013           964         1,400
     Engineering, research & development           1,210           780           236           440           843
                                                 -------       -------       -------       -------       -------
                                                   5,477         3,881         2,006         2,021         3,917
                                                 -------       -------       -------       -------       -------

Loss from operations                              (4,760)       (2,993)       (1,032)       (1,834)       (2,931)
Other income (expense):
     Interest, net                                    54           (25)           (9)           20            94
     Other                                           418            18            --             6             6
                                                 -------       -------       -------       -------       -------
Loss from continuing operations
   before income taxes                            (4,288)       (3,000)       (1,041)       (1,808)       (2,831)
Income tax expense (benefit)                           5            50             3          (394)          (66)
                                                 -------       -------       -------       -------       -------

Net loss from continuing operations               (4,293)       (3,050)       (1,044)       (1,414)       (2,765)
                                                 -------       -------       -------       -------       -------
Income (loss) from discontinued
  operations, net of income taxes (1)                136          (320)          695           315          (325)
                                                 -------       -------       -------       -------       -------
Net loss                                         $(4,157)      $(3,370)      $  (349)      $(1,099)      $(3,090)
                                                 =======       =======       =======       =======       =======
Loss per common share on continuing
  operations-basic and diluted                   $ (1.36)      $ (0.99)      $ (0.34)      $ (0.46)      $ (0.88)
                                                 =======       =======       =======       =======       =======
Income (loss) per common share on
  discontinued operations-basic and diluted      $  0.04       $ (0.10)      $  0.23       $  0.10       $ (0.11)
                                                 =======       =======       =======       =======       =======
Income (loss) per common share
  -basic and diluted                             $ (1.32)      $ (1.09)      $ (0.11)      $ (0.36)      $ (0.99)
                                                 =======       =======       =======       =======       =======
Weighted-average shares outstanding:
   Basic and diluted                               3,152         3,094         3,080         3,085         3,127
                                                 =======       =======       =======       =======       =======

(1) Income (loss) from discontinued operations includes a gain on sale of fixed assets of $271,000 in 2005.


Selected Consolidated Balance Sheet Data:

                                                                        December 31,
                                          ----------------------------------------------------------------------
                                                                      (In thousands)
                                             2005           2004          2003           2002          2001
                                          ------------  -------------  ------------  -------------  ------------
Working capital                           $  2,380       $  6,801       $  3,000      $  3,134      $  2,371
Total assets                                 5,397         13,288         10,413        10,795        13,666
Long-term obligations                          104             44             --            --            --
Retained earnings (deficit)                 (5,261)        (1,103)         2,267         2,616         3,715
Total shareholders' equity (deficit)          (483)         3,582          6,829         7,181         8,283


SELECTED FINANCIAL DATA
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(The sales and gross profit amounts for years previous to 2005 have been re-stated to conform to the 2005 presentation reflecting only continuing operations).

                                                                            Quarters Ended,
                                                        -----------------------------------------------------    Years Ended
                                                            3/31          6/30          9/30        12/31           12/31
                                                        ------------- ------------  ------------ ------------  ----------------
                                                                (In thousands, except per share data)
                      2005
 ---------------------------------------------------
 Net sales                                               $ 1,131       $ 1,087       $   545       $   655       $ 3,418
 Gross profit                                                394           217            43            63           717
 Net loss from continuing operations                        (608)       (1,130)       (1,285)       (1,270)       (4,293)
 Income (loss) from discontinued operation,net               (46)         (126)          110           198           136
 Net loss                                                   (654)       (1,256)       (1,175)       (1,072)       (4,157)
 Loss per common share on continuing operations:
   Basic and diluted                                       (0.20)        (0.36)        (0.40)        (0.40)        (1.36)
 Income (loss) per share on discontinued operations:
   Basic and diluted                                       (0.01)        (0.04)         0.03          0.06          0.04
 Loss per common share-basic and diluted                   (0.21)        (0.40)        (0.37)        (0.34)        (1.32)

                     2004
 ---------------------------------------------------
 Net sales                                               $ 1,209       $   848       $   553       $   841       $ 3,451
 Gross profit                                                370           166           150           202           888
 Net loss from continuing operations                        (374)         (693)         (866)       (1,117)       (3,050)
 Income (loss) from discontinued operation,net                23           (50)          (64)         (229)         (320)
 Net loss                                                   (351)         (743)         (930)       (1,346)       (3,370)
 Loss per common share on continuing operations:
   Basic and diluted                                       (0.12)        (0.22)        (0.28)        (0.36)        (0.99)
 Income (loss) per share on discontinued operations:
   Basic and diluted                                        0.01         (0.02)        (0.02)        (0.07)        (0.10)

 Loss per common share-basic and diluted                   (0.11)        (0.24)        (0.30)        (0.43)        (1.09)

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

Critical Accounting Policies and Estimates
------------------------------------------

      In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company makes judgments regarding revenue recognition and evaluates its estimates, including those related to allowance for doubtful accounts, inventories, asset impairment, warranty obligations and litigation contingencies. We describe these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      The Company considers many factors in the evaluation of revenue recognition, including customer acceptance criteria, complexity of installation and integration into production lines. The Company generally recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer. Installation services revenue are separately priced and recognized upon completion of an installation. Revenue is generally recognized for subsequent machine sales to a same customer upon shipment, provided title and risk of loss have transferred and the model, configuration, and application is substantially similar to the original machine installed. Revenue for manufacturing services, custom factory automation services, engineering design bundled with a machine order, machine accessories, and spare parts are recognized upon shipment of product or deliverable and transfer of title and risk of loss. Revenue for engineering design services is billed upon completion and delivery of design documentation. Billable field service labor revenue is recognized upon completion. Overall revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of a contract or purchase order, the product has been shipped and/or installed, the sales price is fixed or determinable and collectability is reasonably assured.

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

      The Company evaluates its inventory for excess or obsolescence on a product line basis for AIA and Distributed Delivery Networks and on a customer basis for AMS, and considers factors such as historical usage rates, present demand in its backlog and projected three-year future demand in its reserve valuation decisions. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand, recovery of cost from customers and market conditions. If actual market conditions or recovery of cost are less favorable than those projected by management, additional inventory write-downs may be required.

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

Off-Balance Sheet Arrangements
------------------------------

     At December 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.


The following table sets forth the Consolidated Statements of Operations as a percentage of net sales for the years ended December 31:

                                                                            Percentage of Net Sales
                                                                            -----------------------
                                                          2005                       2004                      2003
                                                      --------------             --------------            -------------
Net sales                                                     100.0 %                    100.0 %                  100.0 %
Cost of sales                                                  79.0                       74.3                     73.5
                                                      --------------             --------------            -------------
Gross profit                                                   21.0                       25.7                     26.5
                                                      --------------             --------------            -------------

Operating expenses:
    Selling                                                    36.5                       32.7                     20.6
    General and administrative                                 88.4                       57.1                     27.6
    Engineering, research and development                      35.4                       22.6                      6.4
                                                      --------------             --------------            -------------
                                                              160.2                      112.5                     54.6
                                                      --------------             --------------            -------------

Loss from operations                                         (139.2)                     (86.7)                   (28.1)

Other income (expense):
    Interest, net and other                                    13.8                       (0.2)                    (0.2)
                                                      --------------             --------------            -------------
Loss from continuing operations
  before income taxes                                        (125.5)                     (86.9)                   (28.3)
Income tax expense                                              0.1                        1.4                      0.1
                                                      --------------             --------------            -------------

Net loss from continuing operations                          (125.6)                     (88.3)                   (28.4)
                                                      --------------             --------------            -------------
Income (loss) from discontinued
  operations, net of income taxes                               4.0                       (9.3)                    18.9
                                                      --------------             --------------            -------------
Net Loss                                                     (121.7)%                    (97.7)%                   (9.5)%
                                                      ==============             ==============            =============


The following table sets forth sales (in thousands) by product classification for the years ended December 31:

                                        2005                    2004                       2003
                               --------------------      --------------------      --------------------
Amistar machines,
     parts and service         $1,668           48%      $1,567           45%      $1,675           45%
Distributed products              530           16%         996           29%         616           17%
Custom factory automation       1,220           36%         888           26%       1,385           38%
                               ------       ------       ------       ------       ------       ------
                               $3,418          100%      $3,451          100%      $3,676          100%
                               ======       ======       ======       ======       ======       ======

Results of Operations 2005 Compared to 2004
-------------------------------------------

The following discussion reflects reclassifications of the results of operations for the Company's discontinued segment.

Company overall
---------------

SALES
-----

      Overall sales decreased $33,000 or 1% to $3,418,000 in 2005 from $3,451,000 in 2004, due to a decrease in AIA sales. AIA sales decreased $46,000 or 1% to $3,405,000 in 2005 from $3,451,000 in 2004. The decrease was due primarily to lower distributed machine sales and partially offset by increased custom factory automation sales. Distributed Delivery Networks initial sales were $13,000 in 2005 and consisted of installation services and rental revenue. No material portion of sales was attributable to inflation for 2005 or 2004.

GROSS PROFIT
------------

      Gross profit decreased $171,000 or 19% to $717,000 in 2005, compared to $888,000 in 2004. The 2005 decrease was due primarily to increased unutilized manufacturing capacity from a reduced level of production and from increased occupancy costs, due primarily from rent expense incurred as a result of the sale-leaseback of the Company's facility in December 2004.

SELLING EXPENSES
----------------

      Selling expenses increased $118,000 or 10% to $1,246,000 in 2005 from $1,128,000 in 2004, due primarily to increased personnel costs and partially offset by decreased start-up marketing costs incurred by Distributed Delivery Networks related to the Rx-APM(TM)-448 machine. The Company expects marketing costs incurred by Distributed Delivery Networks during 2005 to continue at a similar level in the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense increased $1,049,000 or 53% to $3,021,000 from $1,972,000 in 2004, primarily due to a $1,387,000 increase in litigation defense costs related to the Asteres, Inc. lawsuit in 2005 over 2004.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering, research and development expenses increased $430,000 or 55% to $1,210,000 in 2005, compared to $780,000 in 2004, due primarily to an increase in development costs related to the Rx-APM(TM)-448 and related Rx-RIA(TM) machines for the retail pharmacy market. The engineering group also provided custom factory design and automation services in addition to completing work on the DataPlace(R) LCL label machine, for which, expenses were incurred during 2005 that were higher than in 2004. The Company expects to incur a lower level of development costs in 2006 than it incurred in 2005.

OTHER INCOME (EXPENSE)
----------------------

      Interest income increased $31,000 or 134% to $54,000 in 2005, compared to $23,000 in 2004, due to increases in interest rates and from interest earned on contracts receivable, which was paid off in prior years. The Company did not incur interest expense in 2005, compared to $47,000 in 2004, due to the redemption of the industrial development bonds. Gain on sale of building and leaseback increased $400,000 in 2005 compared to $17,000 in 2004, due to a full year of amortization in 2005 compared to a partial month amortization in 2004.

INCOME TAXES
------------

      During 2005 and 2003, only the minimum tax obligations to various states were recorded as expense. During 2004, income tax expense primarily resulted from the alternative minimum tax liability resulting from the taxable gain on the sale of the Company's building.

      A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2005, 2004, and 2003. The valuation allowance was recorded due to the assessment that the related tax benefits would not be utilized in the foreseeable future as a result of the Company's losses. No federal income tax carry forward benefit was recorded in 2005, 2004 or 2003 due to the net losses. In addition, the Company's majority-owned subsidiary, Distributed Delivery Networks, files separate Federal and State income tax returns.

---------------------------------------------------

Amistar Industrial Automation segment
-------------------------------------

      Following is a discussion of AIA sales results by product line:

      Amistar-designed and manufactured machine and accessory sales were $854,000 in 2005 compared to $814,000 in 2004, an increase of $40,000 or 5%. The increase was due primarily to an increase in DataPlace(R) machine sales. The division sold three DataPlace100LP units, one DataPlace1M, 3 DataPlace LCL and one DataPlace laser units in 2005 compared to three DataPlace 100LP units and four DataPlace 1M units in 2004.

      Through-hole circuit board assembly machine spare parts and service sales increased to $801,000 in 2005 from $754,000 in 2004, an increase of $47,000 or 6% primarily due to the sale of the last remaining axial insertion machine in the Company's inventory and partially offset by lower spare parts sales in 2005.

      Distributed machine and accessory sales were $530,000 in 2005 compared to $995,000 in 2004, a decrease of $465,000 or 47%. The decrease was primarily the result of selling one surface-mount assembly machine in 2005 compared to three in 2004 and due to decreased sales of spare parts and accessories.

      Customized factory automation engineering design and manufactured product sales were $1,220,000 compared to $888,000 in 2004, an increase of $332,000 or 37%. This increase was due primarily to a contract for an assembly line from one customer shipped in 2005, compared to contracts with a smaller dollar value fulfilled in 2004.

      Gross margin decreased due to greater unutilized overhead capacity, to lower distributed machine sales and partially offset by increased custom factory automation sales.

      At December 31, 2005, the Company had four completed DataPlace100LP machines included in finished goods inventory at a carrying value of $167,000. The carrying value of nine DataPlace100LP machines in work in process was $313,000 at December 31, 2005. The AIA work in process inventories consisted primarily of the DataPlace machine product line at December 31, 2005 and 2004. The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand over the next two years. The Company sold three of its DataPlace 100LP machines during 2005 and in 2004 at normal margins. The Company has sold one DataPlace 100LP machine in the first quarter of 2006. Estimates of future demand are highly subjective and subject to material change.

Distributed Delivery Networks (majority-owned subsidiary)
---------------------------------------------------------

      Initial sales were $13,000 in 2005 and consisted of installation services and rental revenue

      Selling expenses decreased $32,000 to $284,000 in 2005, compared to $316,000, due primarily to lower trade show and consultant expenses and partially offset by increased royalty expenses related to the purchased point-of-sale technology.

      General and administrative expenses decreased $63,000 or 15% to $353,000 in 2005 from $416,000, due primarily to formation costs occurring only in 2004.

      Research and development costs incurred by Distributed Delivery Networks, decreased $328,000 or 60% in 2005 to $216,000 from $544,000 in 2004, due to the completion of the initial phase of the Rx-APM(TM)-448 development in 2004 and as set forth in agreements.

Discontinued operation
----------------------

      Sales increased $226,000 or 3% to $7,657,000 in 2005, from $7,431,000 in
2004, due primarily to sales of components to customers as part of the transition plan to discontinue operations.

      Gross profit increased $47,000 or 32% to $194,000 in 2005, compared to $147,000 during 2004, due primarily to decreased overhead costs and partially offset by a lower direct contribution margin (defined as direct sales less direct labor and material costs). Factory overhead costs decreased $58,000 or 3% to $1,618,000 in 2005 from $1,676,000 in 2004, due primarily to the cessation of operations that limited production to nine months during 2005, compared to a full year in 2004. Direct contribution margin decreased $8,000 to $2,002,000 from $2,010,000 during 2005 from 2004 due primarily to separation costs. Reserves for inventory obsolescence were increased $190,000 in 2005 compared to an increase of $187,000 in 2004, due to the estimated portion of inventory not expected to be recoverable in sales to customers.

---------------------------------------------------

      Income from discontinued operations increased $457,000 to $136,000 in 2005, compared to a loss of $321,000 in 2004, due primarily to a gain on sale of equipment of $271,000 in 2005 and due to the cessation of operations that limited selling activities and the related expenses to approximately ten months in 2005, compared to a full year in 2004.

Results of Operations 2004 Compared to 2003
-------------------------------------------

      The following discussion reflects reclassifications of the results of operations for the Company's discontinued segment.


Company overall
---------------

SALES
-----

      Overall sales decreased $225,000 or 6% to $3,451,000 in 2004 from $3,676,000 in 2003, due primarily to lower custom factory automation sales.

GROSS PROFIT
------------

      Gross profit decreased $86,000 or 9% to $888,000 in 2004, compared to $974,000 in 2003, due primarily to a decrease in sales and the resulting gross profit generated from sales of DataPlace machines and custom factory automation contracts in 2004, compared to 2003.

SELLING EXPENSES
----------------

      Selling expenses increased $371,000 or 49% to $1,128,000 in 2004 from $757,000 in 2003, due primarily to $316,000 in start-up marketing costs incurred by Distributed Delivery Networks related to the Rx-APM(TM)-448 machine.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

      General and administrative expense increased $959,000 or 95% to $1,972,000 from $1,013,000 in 2003, primarily due to $416,000 in start-up operating costs incurred by Distributed Delivery Networks and due to $463,000 in litigation defense costs related to the Asteres, Inc. lawsuit.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------

      Engineering, research and development expenses increased $545,000 or 232% to $780,000 in 2004, compared to $235,000 in 2003 primarily due to $544,000 in development costs incurred by Distributed Delivery Networks related to the Rx-APM(TM)-448 machine for the retail pharmacy market. The engineering group also provided custom factory design and automation services in addition to completing work on the DataPlace(R) LCL model, for which, expenses were incurred during 2004 that were comparable to 2003.

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

      A 100% valuation allowance was recorded against the net deferred income tax asset as of December 31, 2004 and 2003 due to the Company's history of losses. No federal income tax carry forward benefit was recorded in 2004 due to the net loss. In addition, the Company's majority-owned subsidiary, Distributed Delivery Networks, filed separate Federal and State income tax returns.

---------------------------------------------------


Amistar Industrial Automation segment
-------------------------------------

      Following is a discussion of AIA sales results by product line:

           Amistar-designed and manufactured machine and accessory sales were $813,000 in 2004, compared to $956,000 in 2003, a decline of $143,000 or
      15%. The decrease was due to fewer DataPlace(R) machine unit sales of all three models. The division sold three DataPlace100LP units, and four DataPlace1M units in 2004 compared to selling four DataPlace 100LP units, five DataPlace 1M units in 2003.

         Through-hole circuit board assembly machine spare parts and service sales increased to $754,000 in 2004, from $720,000 in 2003, an increase of $34,000 or 5%. The increase in 2004, resulted from increased utilization of machines currently in production and is counter to the declining trend experienced over the past four years resulting from the decreased population of the Company's through-hole technology machines in the field and the related demand for spare parts and out-of-warranty field service.

           Distributed machine and accessory sales were $996,000 in 2004, compared to $616,000 in 2003, an increase of $380,000 or 62%. The increase was result of selling three surface-mount assembly machines in 2004 compared to one in 2003 and due to increased sales of spare parts and accessories from customers experiencing greater production demand.

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

           Gross margin decreased $86,000 or 9% to $888,000 in 2004 from $974,000 in 2003, due to fewer sales of the DataPlace models in 2004, compared to 2003. Gross margin on custom factory automation sales decreased partially due to the gross margin loss on one contract for an initial medical products automation machine.

Discontinued operation
----------------------

      Sales decreased by $975,000, or 12%, to $7,431,000 in 2004 from $8,406,000 in 2003 primarily due to the loss of one customer who moved production overseas and the contraction in orders from certain customers, which were partially offset by orders received from new customers.

      Gross profit decreased $1,106,000 or 88% to $147,000 in 2004 compared to $1,253,000 during 2003, primarily due to lower sales, lower direct contribution margin percentage, calculated as selling price less direct labor and material costs, an increase of $187,000 to reserves for inventory obsolescence and due to increased overhead costs. Direct contribution margin percentage decreased to 27% during 2004 from 34% during 2003, due primarily to start-up labor inefficiencies experienced on initial production of products related to new contracts and decreased contracted selling prices related to materials for products sold to certain customers. Reserves for inventory obsolescence were increased in 2004 compared to 2003 due to the estimated portion of increased inventory not expected to be recoverable in sales to customers. Factory overhead costs increased to $1,676,000 in 2004 from $1,616,000 in 2003, due primarily to increased personnel costs added to support increased production requirements.

      Operating loss increased $1,016,000 to $321,000 in 2004 from income of $695,000 in 2003, due primarily to the lower gross margin in 2004.

Liquidity and Capital Resources
-------------------------------

      The Company's cash flows used in continuing operating activities were $4,222,000, $2,542,000 and $880,000 during 2005, 2004 and 2003, respectively.
Working capital decreased $4,421,000 in 2005, compared to an increase of $3,801,000 in 2004 and a decrease of $134,000 in 2003, primarily due to the increased loss in 2005 and due to 2004 amounts reflecting proceeds from sale-leaseback of the Company's principal facility.

      The Company has incurred substantial losses from continuing operations for the last three years and has expended significant resources to fund the start-up of Distributed Delivery Networks and defend itself from the litigation with Asteres, Inc. These factors give rise to significant liquidity concerns for the Company. The Company's continued viability is dependent upon the success of its new products to be marketed by Distributed Delivery Networks and continued funding, including the related party line of credit as discussed below.

      The Company generated cash to partially offset its loss from continuing operations and increase in inventory of $606,000 in 2005, primarily from cash flows provided from discontinued operations in operating activities of $2,471,000, and to a lesser extent, by reducing its accounts receivable $193,000, increasing accounts payable by $339,000, and increasing customer deposits and accrued liabilities of $494,000. The inventory increase was primarily due to a purchase of distributed product in the fourth quarter of 2005 to support an order fulfilled in the first quarter of 2006 and due to the addition of Rx-APM(TM)-448 finished goods in 2005. The increase in accounts payable was related to the portion of the increase in inventory, which occurred near the end of 2005. The increase in customer deposits and accrued liabilities primarily was due to the receipt of deposits from customers for equipment orders filled or expected to be fulfilled in 2006. The cash flows provided from discontinued operations of $2,471,000 was due primarily to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable. The Company expects to generate additional cash in 2006 resulting from liquidation of the assets of the discontinued operation.

      The Company incurred litigation expenses of $1,387,000, included in General and Administrative expense during 2005, which has had an adverse effect on its cash balances. In August 2005, the law firm representing the Company in the litigation, agreed to defer the payment of legal fees exceeding a certain fixed amount per month until the litigation was concluded. During January 2006, the Company incurred litigation costs of $79,000 and is not expecting any further litigation costs related to the prior action with Asteres, Inc. The Company plans to use cash of approximately $260,000 and issue 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during 2006.

      In 2005, 2004 and 2003, other than the proceeds from sale of the Company's principal facility in 2004, investing activities consisted primarily of capital expenditures. The Company made capital expenditures of $53,000, $72,000 and $24,000 during 2005, 2004 and 2003 respectively to enhance manufacturing and engineering capabilities and for general corporate purposes. The Company plans to make capital expenditures during 2006 approximating the amount spent during 2005, primarily to replace obsolete equipment.

     The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. On December 16, 2004, the Company consummated a sale-leaseback transaction whereby the headquarters facility was sold and net proceeds of approximately $7,508,000 were recorded from the sale. The Company recorded a gain on the sale-leaseback of property of approximately $4,165,000, which is being amortized over the ten-year term of the lease. The Company amortized $417,000 and $17,355 of the deferred gain during the years ended December 31, 2005 and 2004, respectively. During the period between December 16, 2004 and December 31, 2004, the Company used a portion of the proceeds to retire short-term borrowings from a Director of the Company and to satisfy certain amounts owed to vendors that had granted extended payment terms. On January 3, 2005, the bonds were paid off.

     In 2005, Distributed Delivery Networks exhausted its initial funds and the Company has been funding Distributed Delivery Networks' cash requirement by making loans on a month-by-month basis as required. Loans totaling $355,000 and $1,300,000 were made to Distributed Delivery Networks during 2005 and 2004, respectively.

      On September 27, 2004 and November 15, 2004, the Company entered into separate agreements with Mr. Marshall, a director of the Company, by which Mr. Marshall loaned the Company a total sum of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provided for an interest rate of 7.0% and 7.25% per annum, respectively, with principal and interest due on December 31, 2004. The notes were retired in December 2004 following close of the sale-leaseback transaction. During 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

      The Company repurchased, pursuant to a plan approved by the Board of Directors in May 1998, 4,757 shares of its stock on the open market at values of $5,000 during the year of 2003. During 2005 and 2004, the Company did not make any purchases, due to increases in the market price of its shares and does not anticipate doing so in the foreseeable future.

      The Company incurred net losses from continuing operations of $4,293,000, $3,050,000, and $1,044,000 and negative cash flow from continuing operations in each of the three years ended December 31, 2005. The Company had working capital of $2,380,000 and cash on hand of $1,482,000 at December 31, 2005.

      On March 30, 2006, the Company and Mr. Marshall (a director of the Company), along with certain members of management, entered into a $1,500,000 revolving credit line facility, secured by accounts receivable, having a term of two years, with interest on advances accruing at prime plus two percentage points, to provide working capital for the company. The credit line facility has no financial covenants.

      On March 30, 2006, the Company and Mr. Marshall (a director with the Company) entered into Stock Purchase and Registration Rights Agreements by which the Company would issue 62,500 unregistered shares of common stock in return for $250,000 or $4.00 per share, to be used for working capital. The Registration Rights Agreement requires the Company, using its best efforts, to file a Registration Statement on Form S-3 to effect a shelf registration covering the shares no later than April 30, 2006.

      Management intends to improve the Company's liquidity during 2006, by collection of the discontinued operation's accounts receivable and reduction of inventory levels, from proceeds of the issuance of 62,500 common shares to Mr. Marshall, and from available borrowings from the $1,500,000 revolving credit facility agreement entered into on March 29, 2006. The Company also expects to reduce AIA inventory levels through the sale of DataPlace 100LP models out of finished goods inventory at December 31, 2005. In addition, the Company expects to expend a lower level of its funds on product development for the Rx-APM-448 in 2006, than compared to 2005.

      Management expects to incur additional operating losses in fiscal 2006 primarily as a result of funding the operating requirements of Distributed Delivery Networks. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control. The Company's loans to Distributed Delivery Networks totaling $1,655,000 to fund the new venture are subject to significant risks and uncertainties of success while Distributed Delivery Networks executes its plan to market newly-developed, innovative point-of-sale equipment for use by retail stores and other pharmacies.

      Based on the Company's cash position, proceeds from the issuance of 62,500 common shares to Mr. Marshall, its available borrowings under the $1,500,000 revolving credit facility and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes reductions of the discontinued operation`s non-cash working capital along with increased product sales will provide additional operating funds. To remain viable for beyond the first quarter of 2007, the Company must return to profitability and/or raise sufficient debt or equity capital to fund its operations. Management believes that if it is successful in achieving increased product sales, including initial sales of its new Rx-APM-448 that will provide additional operating funds. There can be no assurances that the Company will be successful in achieving these objectives.

Contractual Commitments and Commercial Commitments
--------------------------------------------------

      The following summarizes the Company's contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on its liquidity and cash flow in future periods:

         Payments Due By Period
Contractual Obligations                       Total         Less than 1 Year   1-3 Years        4-5 Years       After 5 Years
-------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments                       $ 6,302,000        $ 674,000        $2,018,000       $1,413,000        $2,197,000
Sublease income                                  (29,000)         (29,000)                -                -                 -
                                         ---------------------------------  ----------------  ---------------  ----------------
Net lease obligations                          6,273,000          645,000         2,018,000        1,413,000         2,197,000
Interest match bonus to Distributed
Delivery Networks Founders                       225,000                -           109,000           85,000            31,000
                                         ---------------------------------  ----------------  ---------------  ----------------
                                             $ 6,498,000        $ 645,000        $2,127,000       $1,498,000        $2,228,000
                                         =================================  ================  ===============  ================

      The Company did not have any employee agreements or purchase commitments outside of the Company's normal course of business at December 31, 2005.

New Accounting Pronouncements Pending Adoption
----------------------------------------------

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the first quarter of 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The Company is evaluating the impact on the adoption of SFAS 123R. However, it is expected that the Company's expense for stock-based compensation will increase.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A replacement of APB Opinion No 20 and FASB Statement No. 30," or ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial position, results of operations or cash flows.


QUANTITATIVE AND QUALITATIVE DATA ABOUT MARKET RISK

      The Company did not have any interest rate, foreign currency exchange or market risk sensitive instruments during the three years ended December 31, 2005.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



The Board of Directors and Shareholders
Amistar Corporation
San Marcos, California

We have audited the accompanying consolidated balance sheets of Amistar Corporation and subsidiary, (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of three years in the period ended December 31, 2005. We have also audited the consolidated financial statement schedule on page 45. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal controls over financial reporting. Our audits included consideration of internal controls over financial statement reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amistar Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects the information set forth therein.





                                       \s\ BDO Seidman, LLP


Costa Mesa, California
February 15, 2006, except as to Notes 1 and 4, which are as of March 30, 2006


                                         AMISTAR CORPORATION
                                     Consolidated Balance Sheets

December 31,                                                                 2005                 2004
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  1,481,656       $  3,171,609
     Restricted cash                                                                --          2,788,385
     Trade accounts receivable, less allowance for doubtful
       accounts of $10,181 in 2005 and $46,282 in 2004                         373,306            534,752
     Inventories, net of reserves of $1,789,194 in 2005
       and $1,782,737 in 2004                                                2,078,566          1,523,029
     Assets of discontinued operation                                          672,548          4,548,365
     Demonstration equipment                                                    61,716              3,255
     Prepaid expenses                                                          174,347            161,937
                                                                          ------------       ------------
          Total current assets                                               4,842,139         12,731,332
                                                                          ------------       ------------
Property and equipment:
     Machinery and equipment                                                 3,518,624          3,536,734
     Computer software and equipment                                           529,005            520,414
                                                                          ------------       ------------
                                                                             4,047,629          4,057,148
     Less accumulated depreciation and amortization                         (3,949,908)        (3,969,087)
                                                                          ------------       ------------
          Property and equipment,net                                            97,721             88,061
                                                                          ------------       ------------
Deposits receivable and other assets                                           457,452            468,899
                                                                          ------------       ------------
                                                                          $  5,397,312       $ 13,288,292
                                                                          ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $    804,777       $    465,527
     Accrued payroll and related costs                                         100,968            118,640
     Customer Deposits and Accrued liabilities                               1,036,962            543,145
     Liabilities of discontinued operation                                      60,907          1,601,074
     Income taxes payable                                                          900             55,142
     Accrued warranty costs                                                     40,792             30,736
     Current portion of deferred gain on sale lease-back of property           416,522            416,522
     Industrial development bonds                                                   --          2,700,000
                                                                          ------------       ------------
          Total current liabilities                                          2,461,828          5,930,786
Deferred gain on sale of property, net of current portion                    3,314,820          3,731,342
Other long-term liabilities                                                    103,875             43,948
                                                                          ------------       ------------
Total Liabilities                                                            5,880,523          9,706,076
                                                                          ------------       ------------
Commitments
Shareholders' equity :
     Preferred stock, $.01 par value.  Authorized 2,000,000
       shares; none outstanding                                                     --                 --
     Common stock, $.01 par value.  Authorized 20,000,000
       shares; 3,169,544 and 3,142,544 shares issued and
       outstanding in 2005 and 2004, respectively                               31,821             31,551
     Additional paid-in capital                                              4,746,087          4,654,110
     Retained deficit                                                       (5,261,119)        (1,103,445)
                                                                          ------------       ------------
          Total shareholders' equity (deficit)                                (483,211)         3,582,216
                                                                          ------------       ------------
                                                                          $  5,397,312       $ 13,288,292
                                                                          ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         AMISTAR CORPORATION
                                Consolidated Statements of Operations


Years ended December 31,                              2005               2004              2003
--------------------------------------------------------------------------------------------------

Net sales                                          $ 3,417,611       $ 3,451,174       $ 3,676,365
Cost of sales                                        2,700,328         2,563,607         2,702,401
                                                   -----------       -----------       -----------
Gross profit                                           717,283           887,567           973,964
                                                   -----------       -----------       -----------
Operating expenses:
    Selling                                          1,245,927         1,128,388           757,206
    General and administrative                       3,021,178         1,972,327         1,013,159
    Engineering, research and development            1,210,178           780,252           235,480
                                                   -----------       -----------       -----------
                                                     5,477,283         3,880,967         2,005,845
                                                   -----------       -----------       -----------

Loss from operations                                (4,760,000)       (2,993,400)       (1,031,881)
Other income (expense):
    Interest expense                                        --           (46,632)          (29,543)
    Interest income                                     53,714            22,522            20,278
    Gain on sale lease-back of property                416,522            17,355                --
    Other                                                1,208                97               300
                                                   -----------       -----------       -----------
                                                       471,444            (6,658)           (8,965)
                                                   -----------       -----------       -----------
Loss from continuing operations
    before income taxes                             (4,288,556)       (3,000,058)       (1,040,846)
Income tax expense                                       4,785            49,836             3,500
                                                   -----------       -----------       -----------

Net Loss from continuing operations                 (4,293,341)       (3,049,894)       (1,044,346)
Income (loss) from discontinued
    operations, net of income taxes (1)                135,667          (320,503)          694,903
                                                   -----------       -----------       -----------
Net Loss                                           $(4,157,674)      $(3,370,397)      $  (349,443)
                                                   ===========       ===========       ===========
Loss per common share on continuing
    operations-basic and diluted                   $     (1.36)      $     (0.99)      $     (0.34)
                                                   ===========       ===========       ===========
Income (Loss) per common share on
    discontinued operations-basic and diluted             0.04             (0.10)             0.23
                                                   -----------       -----------       -----------
Loss per common share-basic and diluted            $     (1.32)      $     (1.09)      $     (0.11)
                                                   ===========       ===========       ===========
Weighted-average shares outstanding:
    Basic and diluted                                3,152,313         3,093,775         3,080,401
                                                   ===========       ===========       ===========


(1) Income (loss) from discontinued operations includes a gain on sale of fixed assets of $271,000 in 2005.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                        AMISTAR CORPORATION
                                          Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2005, 2004, and 2003

                                                Common Stock
                                      -----------------------------        Additional                             Total
                                           Shares                           Paid-in           Retained        Shareholders'
                                         (in 000's)      Par value          capital           Earnings           Equity
                                      -----------       -----------       -----------       -----------       -----------
Balances at December 31, 2003               3,083       $    30,831       $ 4,533,515       $ 2,616,395       $ 7,180,741

Stock option exercise                           3                23             2,791                --             2,814
Repurchase of common shares                    (5)              (48)           (4,573)               --            (4,621)
Net loss                                       --                --                --          (349,443)         (349,443)
                                      -----------       -----------       -----------       -----------       -----------
Balances at December 31, 2003               3,081            30,806         4,531,733         2,266,952         6,829,491

Purchase of shares in subsidiary               --               125                --                --               125
Subsidiary compensation expense                --                --            48,999                --            48,999
Stock option exercise                          62               620            73,378                --            73,998
Net loss                                       --                --                --        (3,370,397)       (3,370,397)
                                      -----------       -----------       -----------       -----------       -----------
Balances at December 31, 2004               3,143            31,551         4,654,110        (1,103,445)        3,582,216

Subsidiary compensation expense                --                --            66,664                --            66,664
Stock option exercise                          27               270            25,313                --            25,583
Net loss                                       --                --                --        (4,157,674)       (4,157,674)
                                      -----------       -----------       -----------       -----------       -----------
Balances at December 31, 2005               3,170       $    31,821       $ 4,746,087       $(5,261,119)      $  (483,211)
                                      ===========       ===========       ===========       ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                        AMISTAR CORPORATION
                                                Consolidated Statements of Cash Flows

Years ended December 31,                                                     2005              2004             2003
-------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
     Net Loss from continuing operations                                 $(4,293,341)      $(3,049,894)      $(1,044,346)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
       Depreciation and amortization                                          43,499           182,839           203,619
       Recovery of doubtful accounts                                         (31,101)           18,787            17,610
       Provision for inventory obsolescense                                   50,885                --                --
       Non-cash compensation expense                                          66,664            49,124                --
       Amortization of deferred gain on sale lease-back of property         (416,522)          (17,355)               --
       Amortization of bond costs                                                 --            24,708            14,160
       Changes in assets and liabilities:
           Trade accounts receivable, net                                    192,547            92,783          (195,939)
           Inventories, net                                                 (606,422)         (305,477)          103,922
           Demonstration equipment                                           (58,461)           49,485            42,533
           Prepaid expenses                                                  (12,410)          177,630          (153,963)
           Other assets                                                       11,447          (437,883)          (24,310)
           Accounts payable                                                  339,250           204,159           155,986
           Accrued payroll and related costs                                 (17,672)           24,607            16,568
           Customer deposits and accrued liabilities                         493,817           357,527           (30,716)
           Income taxes payable                                              (54,242)           44,157                16
           Accrued warranty costs                                             10,056            (1,389)           15,118
           Other long-term liabilities                                        59,927            43,948                --
                                                                         -----------       -----------       -----------
         Net cash used in operating activities                            (4,222,079)       (2,542,244)         (879,742)
                                                                         -----------       -----------       -----------
Net cash provided by (used in) discontinued operations
     in operating activities                                               2,471,317        (1,376,197)        1,081,203
                                                                         -----------       -----------       -----------
Cash flows from investing activities:
     Proceeds from sale of land, building and equipment                           --         7,508,221                --
     Capital expenditures                                                    (53,159)          (72,760)          (23,915)
                                                                         -----------       -----------       -----------
       Net cash from (used in) investing activities                          (53,159)        7,435,461           (23,915)
                                                                         -----------       -----------       -----------
Cash flows from financing activities:
     Net decrease (increase) in restricted cash                            2,788,385        (2,658,385)          (20,000)
     Redemption of Industrial Development Bonds                           (2,700,000)         (200,000)         (100,000)
     Exercise of stock options                                                25,583            73,998             2,814
     Repurchase of common stock                                                   --                --            (4,621)
                                                                         -----------       -----------       -----------
       Net cash provided by (used in) financing activities                   113,968        (2,784,387)         (121,807)
                                                                         -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                      (1,689,953)          732,633            55,739
Cash and cash equivalents at the beginning of the year                     3,171,609         2,438,976         2,383,237
                                                                         -----------       -----------       -----------
Cash and cash equivalents at the end of the year                         $ 1,481,656       $ 3,171,609       $ 2,438,976
                                                                         ===========       ===========       ===========
Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                            $        --       $    45,398       $    29,302
                                                                         ===========       ===========       ===========
     Income taxes                                                        $    12,421       $     5,680       $     3,484
                                                                         ===========       ===========       ===========
Supplemental disclosure of non-cash investing activities:
     Increase in deferred gain on sale lease-back of property            $        --       $ 4,165,221       $        --
                                                                         ===========       ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               AMISTAR CORPORATION
                   Notes to Consolidated Financial Statements
                       Three years ended December 31, 2005

(1)   BUSINESS AND CURRENT EVENTS

Business
--------

Amistar Corporation until September 30, 2005 operated two divisions, Amistar Industrial Automation ("AIA") and, Amistar Manufacturing Services ("AMS"), its discontinued operation and one majority-owned subsidiary Distributed Delivery Networks Corporation collectively defined as the "Company". The AIA division develops and manufactures assembly machinery primarily for the electronics and retail industries, markets primarily to the electronics industry, and provides engineering design and manufacturing services to customers seeking enhanced factory automation for a variety of industries. AMS was a contract assembler of electronic products, including printed circuit board assemblies. Distributed Delivery Networks is a start-up sales and marketing company providing automation solutions to the retail marketplace. The Company's customers are located predominately in the United States. The Company's headquarters and primary manufacturing facility is located in San Marcos, California.

Distributed Delivery Networks
-----------------------------

The Distributed Delivery Networks Founders purchased a 49% restricted interest in Distributed Delivery Networks for nominal consideration. The restrictions lapse ratably over a thirty-six month period. The Company retains a repurchase right, in the event of termination of the Distributed Delivery Networks Founders as employees or as consultants, under certain conditions, which also lapses ratably over the thirty-six month period.

Due to the lack of substantial capitalization by the Distributed Delivery Networks Founders, the Company will bear and consolidate 100% of the losses of Distributed Delivery Networks and as a result bears significant risk of loss. The interest of Distributed Delivery Networks purchased by the Distributed Delivery Networks Founders was valued, based on an appraisal by an independent appraisal firm at approximately $200,000 by the Company. The Company accounts for the fair value of the Distributed Delivery Networks Founders interest as a charge to compensation expense ratable over the thirty-six month restriction period. The Company recorded compensation expense of $67,000 and $49,000 during 2005 and 2004, respectively related to the vested portion of the appraised value of the minority holder's interest as of April 8, 2004.

Discontinued Operations
-----------------------

In August 2005, the Company decided to discontinue its AMS segment as part of its strategy to convert assets to cash in order to improve liquidity and to support the entry into the retail pharmacy market with its Rx-APM(TM)-448 automated prescription delivery machine and system marketed by Distributed Delivery Networks.

As of September 30, 2005, the AMS Segment met all of the criteria in Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the AMS segment has been presented as discontinued operations in the accompanying consolidated financial statements.

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

The Company incurred employee separation costs of $89,000, a write-down of equipment held for sale of $36,000, and recognized a gain on sale of equipment of $271,000 during 2005. In addition, the Company sold certain component inventory back to customers that elected to not transfer their orders to SMS.

Income (loss) from discontinued operations consists of direct revenues and direct expenses of the AMS segment, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs are expected to be eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A summary of the operating results of the AMS segment included in discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

                                                          Years ended December 31,
                                                    ----------------------------------
                                                      2005         2004          2003
                                                      ----         ----          ----
Net sales                                           $ 7,657      $ 7,431       $ 8,406

Costs and expenses                                    7,521        7,752         7,711
                                                    -------      -------       -------

Income (loss) from discontinued operations              136         (321)          695

Income taxes                                             --           --            --
                                                    -------      -------       -------

Net income (loss) from discontinued operations      $   136      $  (321)      $   695
                                                    =======      =======       =======

(1) Income from discontinued operations includes a gain on sale of fixed assets of $271,000 in 2005.

A summary of the major components of assets and liabilities of the discontinued operation are as follows (in thousands):

                                               December 31,
                                            ------------------
                                             2005        2004
                                            ------      ------
Accounts receivable,net                     $  506      $1,193
Inventory, net of reserves                     165       3,093
Equipment held for sale, at NBV                  2         262
                                            ------      ------

Assets of discontinued operation            $  673      $4,548
                                            ======      ======

Accounts payable                            $    1      $1,498
Accrued liabilities                             60         103
                                            ------      ------

Liabilities of discountinued operation      $   61      $1,601
                                            ======      ======

Notice from Stock Exchange
--------------------------

The Company was formerly traded on the NASDAQ Small Cap market and subject to certain continuing listing requirements, which included the maintenance of minimum equity of $2,500,000. As of June 30, 2005, the Company's equity was $1,706,000, and accordingly, did not meet the continuing listing requirements of NASDAQ. As a result, the Company's stock was de-listed by NASDAQ on September 12, 2005. The Company's stock is currently quoted on the OTC Bulletin Board under the symbol AMTA.OB.

Liquidity and Management's Plan
-------------------------------

The Company has incurred substantial losses from continuing operations for the last three years and has expended significant resources to fund the start-up of Distributed Delivery Networks and defend itself from the litigation with Asteres, Inc. These factors give rise to significant liquidity concerns for the Company. The Company's continued viability is dependent upon the success of its new products to be marketed by Distributed Delivery Networks and continued funding, including the related party line of credit as discussed below.

The Company generated cash to partially offset its loss from continuing operations and increase in inventory of $606,000 primarily from cash flows provided from discontinued operations of $2,471,000, and to a lesser extent by reducing its accounts receivable $193,000, increasing accounts payable by $339,000, and increasing accrued liabilities of $494,000 during the twelve months ended December 31, 2005. The increase in accrued liabilities primarily was due to the receipt of deposits from customers for equipment orders expected to be filled in 2006. The cash flows provided from discontinued operations of $2,471,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable. The Company expects to generate additional cash in 2006 resulting from liquidation of the assets of the discontinued operation.

                               AMISTAR CORPORATION
              Notes to Consolidated financial Statements, Continued

Distributed Delivery Networks exhausted its funds during 2005 and the Company is funding Distributed Delivery Networks' cash shortfall by making loans on a month-by-month basis as required. Management expects to incur additional operating losses in fiscal 2006 primarily as a result of funding the operating requirements of Distributed Delivery Networks. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control.

The Company incurred litigation expenses of $1,387,000 during 2005, which has had an adverse effect on its cash balances. In August 2005, the law firm representing the Company in the litigation, agreed to defer the payment of legal fees exceeding a certain fixed amount per month until the litigation was concluded. During January 2006, the Company incurred litigation costs of $79,000 and is not expecting any further litigation costs related to the prior action with Asteres, Inc. The Company plans to use cash of approximately $260,000 and issue 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during 2006.

On March 30, 2006, the Company and Mr. Marshall (a director of the Company), along with certain members of management, entered into a $1,500,000 revolving credit line facility, secured by accounts receivable, having a term of two years, with interest on advances accruing at prime plus two percentage points, to provide working capital for the company. The credit line facility has no financial covenants.

On March 30, 2006, the Company and Mr. Marshall (a Director with the Company) entered into Stock Purchase and Registration Rights Agreements by which the Company would issue 62,500 unregistered shares of common stock in return $250,000, or $4.00, per share to be used for working capital. The Registration Rights Agreement requires the Company to file a Registration Statement on Form S-3 to effect a shelf registration covering the shares no later than April 30, 2006.

Based on the Company's cash position, proceeds from the issuance of 62,500 common shares to Mr. Marshall, its available borrowings under the $1,500,000 revolving credit facility and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes reductions of the discontinued operations non-cash working capital along with increased product sales will provide additional operating funds. To remain viable for beyond the first quarter of 2007, the Company must return to profitability and/or raise sufficient debt or equity capital to fund its operations. Management believes that if it is successful in achieving increased product sales, including initial sales of its new Rx-APM-448 that will provide additional operating funds. There can be no assurances that the Company will be successful in achieving these objectives.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements
---------------------------------

The consolidated financial statements include 100% of the accounts of the Company's majority-owned subsidiary Distributed Delivery Networks. Inter-company balances and transactions have been eliminated.

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

The Company recognizes revenue for machine sales upon shipment and installation for the initial machine model sold to a customer, subject to satisfying any stated customer acceptance criteria. Installation services revenue are separately priced and recognized upon completion of an installation. Revenue is recognized for subsequent machine sales to a same customer upon shipment, provided title and risk of loss have transferred and the model, configuration, and application is substantially similar to the original machine installed. Revenue for manufacturing services, factory automation services, machine accessories, and spare parts are recognized upon shipment of product or deliverable, transfer of title and risk of loss, and subject to satisfying any stated customer acceptance criteria. Billable service labor revenue is recognized upon completion.

The Company held finished goods inventory for two customers as of December 31, 2005. The inventory related to these arrangements are segregated from the Company's inventory, and insured by the customers, who bear all risk of loss. The Company recognizes revenue based on a fixed written commitment by the customer, when the risk of ownership has passed, and when there are no remaining performance obligations on the part of the Company. The value of inventory held for two companies were approximately $253,000 and $260,000, respectively at December 31, 2005.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents, primarily consisting of money market funds, amounted to $1,292,000 and $2,198,000, respectively. Restricted cash represented required amounts that were held to redeem the Industrial Developments Bonds (Note 4). The Company places its cash with major financial institutions. At times, cash balances may be in excess of amounts insured by Federal agencies. As of December 31, 2005, and 2004, approximately $1,465,000 and $2,961,000 in cash balances, before taking into effect issued but uncleared checks, were in excess of Federal insurance limits.

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value) and are reviewed regularly for excess or obsolescence. The Company evaluates its inventory for excess or obsolescence on a product line basis for AIA and for Distributed Delivery Networks, and on a customer basis for AMS and considers factors such as historical usage rates, present demand in its backlog and projected three-year future demand in its reserve valuation decisions. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

Demonstration Equipment
-----------------------

Demonstration equipment represents short-term transfers of inventory for purposes of participating in trade shows and demonstrations with customers. This equipment typically is sold or returned to inventory within six months and is not depreciated because refurbishment costs, if any, are insignificant.

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

Costs of improvements or betterments that substantially extend the useful life of an asset are capitalized. Costs for repairs and maintenance are expensed as incurred. Upon the disposition of property and equipment, related costs and accumulated depreciation are removed from the Company's books and related gains or losses are reflected in operations. Depreciation expense is reflected in cost of sales totaling $14,000, $76,000 and $123,000 for 2005, 2004 and 2003,
respectively, and operating expenses totaling $30,000, $53,000 and $53,000 for 2005, 2004 and 2003, respectively, in the accompanying consolidated financial statements based on applicable asset use.

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

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                           Charged to
Period Beginning   Beginning Balance    costs and expense     Deductions      Ending Balance
---------------------------------------------------------------------------------------------
      2005             $ 30,736             $ 81,778          $ (71,722)         $ 40,792
                       =========           ==========         ==========         =========
      2004             $ 32,132             $ 51,655          $ (53,051)         $ 30,736
                       =========           ==========         ==========         =========
      2003             $ 17,007             $ 50,646          $ (35,521)         $ 32,132
                       =========           ==========         ==========         =========

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

Advertising
-----------

Advertising costs are charged to expense as incurred. The Company expensed $0, $2,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the years ended December 31, 2005, 2004 and 2003 as follows ($ in thousands, except per share amounts):

                                                  2005        2004        2003
                                                  ----        ----        ----
Net loss - as reported                          $(4,158)    $(3,370)    $  (349)
Total stock-based employee compensation
  expense included in reported net
  Income                                             67          49          --
  Total stock-based employee compensation
  expense determined under fair-value-based
  method for all rewards                           (134)       (123)        (22)
                                                -------     -------     -------
Pro forma net loss                              $(4,225)    $(3,444)    $  (371)
                                                =======     =======     =======
Loss per share:
Basic and diluted, as reported                  $ (1.32)    $ (1.09)    $ (0.11)
Basic and diluted, pro forma                    $ (1.34)    $ (1.11)    $ (0.12)

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

                                        Years ended December 31,
                                      ---------------------------
                                       2005       2004       2003
                                      -----      -----      -----
Weighted-average shares basic         3,152      3,094      3,080

Dilutive effect of stock options         --         --         --
                                      -----      -----      -----

Weighted-average shares, diluted      3,152      3,094      3,080
                                      =====      =====      =====

Options to purchase 134,000, 155,000 and 233,000 shares of common stock were not included in the calculation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, because the effects of these instruments were anti-dilutive.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of the Company's Industrial Development Bonds approximated fair value due to the variable interest rate provision, which effectively re-priced the instruments to market values on a monthly basis.

Intangible Asset
----------------

On November 18, 2004, the Company's majority-owned subsidiary Distributed Delivery Networks acquired exclusive rights to certain intellectual property related to a point of sale device for use in retail pharmacies, including designs, for which a patent application has been filed, for consideration including a payment of $15,000 and royalties. The carrying amount of intangible assets are included in deposits receivable and other assets, carried at cost, net of accumulated amortization and are evaluated regularly for impairment. The cost of the purchased technology will be amortized over an expected life of seventeen years. The agreement was formalized in a technology transfer agreement, which has an open ended term and requires the Company to pay royalties of either $450 or $850 per unit sold depending on the extent to which the Company's machines utilize the purchased technology and not less than $5,000 per month if the patent issued by October 31, 2005. The $5,000 per month minimum royalty obligation concluded October 31, 2005, as the patent application is still pending. The technology transfer agreement also provides for a non-exclusive grant-back license in the event certain triggering events.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets and long-lived assets to be disposed of. SFAS No. 144 provides the criteria for classifying an asset as held for sale and the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. The estimate of cash flows would be determined, based on management's projection of income expected to be generated over the remaining economic life of the asset.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising, as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officers or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer's liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005. The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement.

The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company will adopt SFAS 123R at the beginning of the first quarter of 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The Company is evaluating the impact on the adoption of SFAS 123R. However, it is expected that the Company's expense for stock-based compensation will increase.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A replacement of APB Opinion No 20 and FASB Statement No. 30," or ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial position, results of operations or cash flows.

(3)  INVENTORIES

Inventories at December 31, 2005 and 2004, consist of the following (in thousands), net of reserves of $1,789,000 and $1,783,000 at December 31, 2005 and 2004, respectively:

                             December 31,                     December 31,
                         2005 (in thousands)              2004 (in thousands)
                     ----------------------------     --------------------------
                       AIA        ddn       Total       AIA      ddn       Total
Raw Material         $  196     $   --     $  196     $  331     $--      $  331
Work In Process         680         --        680        642      --         642
Finished Goods        1,185         18      1,203        550      --         550
                     ----------------------------     --------------------------
 Total               $2,061     $   18     $2,079     $1,523     $--      $1,523
                     ============================     ==========================

The reserves for obsolescence related to AIA and relate primarily to product lines that were discontinued in prior years.

DataPlace(TM) product line
--------------------------

The Company continues to take steps to minimize costs and inventory levels in response to the decline in demand for its DataPlace 100LP label identification automation equipment. During 2005, 2004 and 2003, the Company has sold its DataPlace 100LP units out of inventory on hand at December 31, 2001. The Company sold three DataPlace 100LP units in 2005, three in 2004, and four in 2003. During 2003, the Company purchased and sold two used DataPlace 100LP machines.

At December 31, 2005, the Company had four completed DataPlace100LP machines included in finished goods inventory at a carrying value of $167,000. The carrying value of nine DataPlace100LP machines in work in process was $313,000 at December 31, 2005. The AIA work in process inventories consisted primarily of the DataPlace machine product line at December 31, 2005 and 2004.

The Company has considered the current and projected state of the machine's technology, its expected future competitive position, and has made estimates of anticipated DataPlace demand over the next two years. Estimates of future demand are highly subjective and subject to material change. The Company recorded an inventory write-down of DataPlace100LP machines totaling $75,000 during 2002, in which demand had materially decreased. The Company sold one DataPlace 100LP during the first quarter of 2006. The Company, based on its one sale in 2006 and sales projections, estimates that it had a two-year supply of DataPlace 100LP machines, net of reserved machines at December 31, 2005. Insufficient demand in the future for the DataPlace100LP machines could require additional charges for excess quantities or obsolescence.

(4) DEBT

The Company financed its 80,000 square foot manufacturing and office facility located in San Marcos, California through bonds issued by the Industrial Development Authority of the City of San Marcos in 1995. On December 16, 2004, the Company consummated a sale leaseback transaction whereby the headquarters facility was sold and net proceeds of approximately $7,508,000 were recorded from the sale. The Company recorded a gain on the sale leaseback of property of approximately $4,165,000, which is will be amortized over the ten-year term of the lease. The Company amortized $416,522 and $17,355 of the deferred gain on sale leaseback of property during the years ended December 31, 2005 and 2004, respectively. During the period between December 16, 2004 and December 31, 2004,

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

the Company used a portion of the proceeds to retire short-term borrowings from a Director of the Company and to satisfy certain amounts owed to vendors that had granted extended payment terms. On January 3, 2005, the bonds were paid off. During 2005, the letter of credit was terminated by the Company's bank and the balance of the restricted cash account returned to the Company's unrestricted cash account.

On March 30, 2006, the Company and Mr. Marshall (a Director with the Company), along with certain members of Management, entered into a $1,500,000 revolving line of credit agreement to provide working capital for the Company. The revolving credit line is secured by accounts receivable, has a term of 24 months at an interest rate of prime plus 2%, payable quarterly. The credit line has no financial covenants.


(5) INCOME TAXES

Income tax expense for continuing operations consists of the following (in thousands):

                                            Federal     State      Total
                                            -------     -----      -----
    2005        Current                      $  --      $   5      $   5
                Deferred                        --         --         --
                                             -----      -----      -----
                                             $  --      $   5      $   5
                                             =====      =====      =====

    2004        Current                      $  35      $  15      $  50
                Deferred                        --         --         --
                                             -----      -----      -----
                                             $  35      $  15      $  50
                                             =====      =====      =====

    2003        Current                      $  --      $   4      $   4
                Deferred                        --         --         --
                                             -----      -----      -----
                                             $  --      $   4      $   4
                                             =====      =====      =====

Actual income taxes for 2005, 2004 and 2003 differ from "expected" income taxes for those years computed by applying the U.S. federal statutory rate of 34% to loss for continuing operations before taxes as follows (in thousands):

                                                          2005            2004           2003
                                                        -------         -------         -------
Income tax benefit                                      $(1,458)        $(1,020)        $  (354)
State and foreign income taxes (benefit), net of
      federal income tax benefit                           (242)           (194)            (20)
Change in valuation allowance                             1,618           1,437             349
Permanent difference                                         32               4              --
Income tax carryforwards and credits                         --             (46)             --
Other, net, including change in estimate                     55            (131)             29
                                                        -------         -------         -------
                                                        $     5         $    50         $     4
                                                        =======         =======         =======

The "Other, net, including change in estimate" amounts for 2005, 2004 and 2003 represent revisions of estimates of Federal and State NOL carryforwards, and adjustments from amounts estimated for financial statement purposes to the actual amounts reported on the tax returns filed in the subsequent period.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(5) INCOME TAXES (continued)

The tax effects of significant temporary differences, which comprise deferred tax assets and liabilities, consist of the following (in thousands):

                                                           2005           2004
                                                         -------        -------
Deferred tax assets:
      Allowance for doubtful accounts                    $    40        $    26
      Warranty accrual                                        40             14
      Inventory allowance                                  1,018          1,091
      Accrued vacation                                        29             36
      Deferred gain                                        1,486          1,652
      State loss carryforwards and income tax credits        533            251
      Federal loss carryforwards and tax credits           3,336          1,789
      Fixed assets                                            20             18
      Organization costs                                      26             53
      Other                                                  134            114
                                                         -------        -------
Gross deferred tax assets                                  6,662          5,044
Valuation allowance                                       (6,662)        (5,044)
                                                         -------        -------
Total deferred tax assets                                     --             --
Deferred tax liabilities-fixed assets                         --
                                                         -------        -------
Net deferred tax assets                                  $    --        $    --
                                                         =======        =======

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

The Company has tax credits totaling $272,000 at December 31, 2005, which begins expiring in 2006. In addition, the Company has federal and state net operating loss carry forwards in the amount of $3,189,000 and $407,000 at December 31, 2005, which are expected to begin expiring in 2021 and 2014, respectively.

During 2005, income tax expense primarily resulted from the minimum tax liability to various states.

The Company's majority-owned subsidiary, Distributed Delivery Networks, files separate Federal and State income tax returns.

The utilization of NOL and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company has not had an ownership change as defined in Section 382 during the loss carryforward period. However, any future ownership changes as defined under
Section 382 may limit our ability to use remaining NOL carryforwards.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(6)   STOCK OPTION PLAN

In 1994, the Company adopted an incentive stock option plan (the "1994 Plan") for employees. The Plan allows for grants of options to purchase up to 310,000 shares of authorized but un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally vest over four years from the date of grant, and expire five years after the date of grant. No further grants can be made from the 1994 plan due to expiration of the ten-year term of the plan.

In 2005, the Company adopted and the shareholders approved a new stock option plan (the "2005 Plan") for employees. The 2005 Plan allows for grants of incentive and non-qualified options to purchase up to 300,000 shares of authorized but un-issued common stock and has similar provisions as the 1994 Plan. The 2005 Plan provides for grants to directors and consultants.

The Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan and, accordingly, no compensation cost has been recognized for stock option grants to employees and directors in the consolidated financial statements as all grant exercise prices were equal to fair market value on the date of grant.

There were 30,000 shares granted during 2005 to directors from the 2005 plan and 102,500 and 86,000 shares granted during 2004 and 2003 to employees under the 1994 Plan. The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $1.81, $1.18 and $0.46, respectively, on the date of grant using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions: expected life of 4.8 years 2005 and 4.7 years in 2004 and 2003, respectively, expected volatility of 60% 64% and 69% in 2005, 2004 and 2003, respectively, no dividends, and risk-free interest rates of 3.78%, 3.29% and 2.75% for 2005, 2004 and 2003, respectively.

Stock option activity during the periods indicated is as follows:

                                                           Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                          2005                      2004                          2003
                                -------------------------   -------------------------   -------------------------
                                                Weighted-                  Weighted-                   Weighted-
                                                Average                    Average                     Average
                                  No. of        Exercise      No. of       Exercise       No. of       Exercise
                                  Shares         Price        Shares        Price         Shares        Price
                                -----------   -----------   -----------   -----------   -----------   -----------
Beginning balance                 155,000      $ 1.6900       232,750      $ 1.4200       165,000      $ 1.8555

Options granted                    30,000        3.4000       102,500        2.1600        86,000        0.8200
Options exercised                 (27,000)       0.9500       (62,000)       1.1900        (2,250)       1.2500
Options expired/cancelled         (23,750)       2.1500      (118,250)       1.8200       (16,000)       2.7500
                                -----------   -----------  ------------   -----------   -----------   -----------

Ending balance                    134,250      $ 2.1400       155,000      $ 1.6900       232,750      $ 1.4200
                                ===========   ===========  ============   ===========   ===========   ===========

Balance exercisable                20,000                      16,750                     145,250
                                ===========                ============                 ===========


The range of exercise prices on options outstanding at December 31, 2005 are as follows:

                                       Weighted
                                       Average      Weighted                    Weighted
   Range of                           Remaining     Average                     Average
   Exercise            Number        Contractual    Exercise       Number       Exercise
    Price           Outstanding          Life        Price       Exercisable     Price
---------------   ---------------    -----------   -----------   -----------   -----------
$0.81 - $1.00           29,750           2.20       $  0.81         1,750       $ 0.81
$1.76 - $2.50           74,500           3.30          2.16        18,250         2.16
$2.51 - $3.40           30,000           4.60          3.40            --         3.40
---------------   ---------------    -----------   -----------   ----------    -----------
$0.81 - $3.40          134,250           2.60       $  2.14        20,000       $ 2.04
===============   ===============    ===========   ===========   ==========    ===========

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(7)    COMMITMENTS AND CONTINGENCIES

The Company leases its 80,000 square foot headquarters facility in San Marcos, CA as a result of the sale-leaseback transaction effective on December 16, 2004 and a 14,000 square foot facility in Anaheim, California, until March 31, 2006, that it sublet in December 2001. Rental expense for operating leases on the Anaheim, CA facility approximated $113,000, $113,000, and $103,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has the following future non-cancelable minimum lease and other obligations net of sublease income as of December 31, 2005:

                         Minimum                                Net             Interest
   Contractual            Lease           Sublease             Lease           Match Bonus
    Obliations           Payments          Income           Obligations      to ddn Founders          Total
                   ------------------------------------------------------------------------------------------
2006                      674,000          (29,000)            645,000                  -          $ 645,000
2007                      659,000                -             659,000                  -            659,000
2008                      673,000                -             673,000             51,000            724,000
2009                      686,000                -             686,000             58,000            744,000
2010                      700,000                -             700,000             50,000            750,000
Thereafter              2,910,000                -           2,910,000             66,000          2,976,000
                   ------------------------------------------------------------------------------------------
                      $ 6,302,000        $ (29,000)        $ 6,273,000          $ 225,000         $6,498,000
                   ==========================================================================================


Bonus Plan for Executive Officers
---------------------------------

On August 7, 1997, the Compensation Committee of the Board of Directors adopted a bonus plan for executives of the Company effective with years beginning January 1, 1997. The plan provides that bonuses will be paid to certain executives of the Company based on a formula of after tax profits which exceed an 8% return on equity, weighted 70% on the current year and 30% on the prior year. The bonus is calculated as a percentage of salary which equals 3, 4, or 5 times the percentage of after tax profits which exceeds an 8% return on equity, weighted 70% on the current year's performance and 30% on the prior year's performance. All executive officers participate in the plan. No bonuses were accrued or paid during the three years ended December 31, 2005.

Distributed Delivery Networks
-----------------------------

The Company financed the initial operations of its majority-owned subsidiary with a $1,300,000 loan. The loan is unsecured, with a term of ten years, at an interest rate of 4.61% with payments beginning on April 7, 2008. On such date, all accrued interest will be added to the principal amount outstanding. That balance shall be repaid in seventy-two (72) substantially equal monthly installments beginning on April 7, 2008 and continuing until April 7, 2014, when the entire outstanding balance will be due and payable. The terms provide that the Company pays a matching bonus to the Founders equal to the interest paid on the note. Distributed Delivery Networks exhausted its funds during 2005 and the Company has been funding Distributed Delivery Networks' cash shortfall on a month by month basis as required by making additional loans totaling $355,000 as of December 31, 2005. The additional loans do not have a matching bonus feature and accrue interest at the monthly Federal Applicable Rate, which ranged from 3.86% to 4.52% during 2005.

Litigation
----------

On August 26, 2004, Amistar Corporation, Distributed Delivery Networks Corporation, and William Holmes (the CEO of Distributed Delivery Networks) were sued by Asteres, Inc. in the California Superior Court for the County of San Diego, California. The complaint alleged causes of action for misappropriation of trade secret, breach of a confidential disclosure agreement, unfair competition and breach of the covenant of good faith and fair dealing. Subsequently the Company filed a counter-claim for fraud, anti-trust violation and other wrongful actions. On February 2, 2006, the Company and affiliates settled the litigation with Asteres, Inc. and affiliates. According to the terms of the settlement agreement, all parties dismissed their complaints with prejudice. The terms of the settlement agreement did not have a financial impact on the Company, other that its obligation for its own legal defense fees and costs.

(8)   401(k) PLAN

The Company has established a 401(k) savings plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the limits set by the Internal Revenue Code. The Company makes a matching contribution to the plan equal to 50% of the first 6% of compensation contributed by each participant. Participants are always fully vested in all of their contributions and attain a vested right to the Company's matching contributions at the rate of 20% for each full year of service after one year until participants are fully vested after six full years of service. Amounts contributed by the Company in 2005, 2004, and 2003 were $59,000, $72,000, and $75,000, respectively.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(9)   INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The following table summarizes the Company's two continuing operating segments:
Amistar Industrial Automation ("AIA"), which encompasses the design, manufacture and distribution of manufacturing machinery, specialty products, and related accessories, and the Company's subsidiary, Distributed Delivery Networks, which encompasses prototype development, manufacturing and start-up operating costs and the early stages of marketing of automation equipment primarily to the retail market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands). Information is also provided for the discontinued segment.

                                                           AIA
                                         -----------------------------------  DISTRIBUTED
                                            UNITED                             DELIVERY               CONTINUING  DISCONTIN.
                                            STATES     FOREIGN      TOTAL      NETWORKS  CORPORATE       TOTAL      SEGMENT
---------------------------------------------------------------------------------------------------   ----------------------

 Year ended December 31, 2005

 Net sales                                  $ 3,193        $212     $ 3,405        $ 13         $ -     $ 3,418     $ 7,657
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Depreciation and amortization                   30           -          30           4           9          43         112
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Income (Loss) from operations               (3,666)       (244)     (3,910)       (850)          -      (4,760)        136
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Total assets                                 2,494          25       2,519         188       2,018       4,725         672
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Additions to long-lived assets                  46           -          46           -           6          52          13
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========

 YEAR ENDED DECEMBER 31, 2004

 Net sales                                  $ 3,085        $366     $ 3,451         $ -         $ -     $ 3,451     $ 7,431
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Depreciation and amortization                  155           -         155           2          26         183         228
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Loss from operations                        (1,535)       (182)     (1,717)     (1,276)          -      (2,993)       (321)
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Total assets                                 2,106          28       2,134         295       6,311       8,740       4,548
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Additions to long-lived assets                  39           -          39          16          18          73         193
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========

 YEAR ENDED DECEMBER 31, 2003

 Net sales                                  $ 3,302        $375     $ 3,677         $ -         $ -     $ 3,677     $ 8,406
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Depreciation and amortization                  175           -         175           -          29         204         125
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Loss from operations                          (901)       (131)     (1,032)          -           -      (1,032)        695
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Total assets                                 5,392          48       5,440           -       2,975       8,415       1,998
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Additions to long-lived assets                  24           -          24           -           -          24          60
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========


Occupancy costs related to the Company's San Marcos, CA facility totaling approximately $85,000, $113,000 and $113,000 were allocated to the AMS division during 2005, 2004 and 2003, respectively. This occupancy allocation is based on square feet utilized. The basis for attributing revenue to the geographical areas is based on where products and services are sold. The basis for attributing revenue to the segments is based on the nature of the products delivered or services to be performed. In addition, total assets include accounts receivables due from foreign customers aggregating $47,000 at December 31, 2005, $27,000 at December 31, 2004, and $79,000 at December 31, 2003.

                               AMISTAR CORPORATION
              Notes to Consolidated Financial Statements, Continued

(10)  BUSINESS CONCENTRATIONS

Most of the Company's customers are located in the United States and no customers related to continuing operations had sales in excess of 10% of total sales.

Unusual or infrequently occurring items
---------------------------------------

The net loss for all quarters of 2005 and 2004, include the results of discontinued operations.

2005
----

The first, second, third and fourth quarters of 2005 include legal defense expense related to the litigation with Asteres, Inc. of $296,000, $299,000, $431,000, and $361,000, respectively. The fourth quarter includes a $271,000 gain on sale of fixed assets related to its discontinued operation.

2004
----

The third and fourth quarters of 2004, net losses include $106,000 and $357,000, respectively, of litigation defense expenses related to the litigation with Asteres, Inc. The fourth quarter 2004 net loss includes $187,000 for additions to reserves for inventory obsolescence. The third quarter 2003 net loss includes $123,000 for additions to reserves for inventory obsolescence.

(11)  RELATED PARTY TRANSACTIONS

On March 30, 2006, Mr. Marshall (a director of the Company), entered into an agreement to purchase 62,500 unregistered common shares from the Company at $4.00 per share according to the terms of a Stock Purchase and Registration Rights Agreement. The Registration Rights Agreement provides for a shelf registration of the shares by April 30, 2006. The Company has agreed to indemnify Mr. Marshall in connection with such registration.

On March 29, 2006, the Company and Mr. Marshall (a director with the Company), along with certain members of management, entered into a $1,500,000 revolving line of credit agreement to provide working capital for the Company. The agreement has a term of 24 months. Advances on the revolving credit line agreement are secured by accounts receivable, accrue interest at prime plus 2%, payable monthly. The credit line has no financial covenants.

On September 27, 2004 and November 15, 2004, the Company entered into separate agreements with Gordon Marshall, a director of the Company, by which Mr. Marshall loaned the Company a total of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provided for an interest rate of 7.0% and 7.25% per annum, respectively, with principal and interest due on December 31, 2004. The notes were retired in December 2004 following close of the sale-leaseback transaction. During the year ended December 31, 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

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

      The following required remediation steps were fully implemented as of September 30, 2005:

         o Implemented modifications to our physical inventory software system to more accurately report work-in-process physical inventory count adjustments and final balances.
         o        Trained materials management personnel and replaced certain personnel to achieve a higher level of competency.
         o        Increased cost accounting personnel resources to monitor,
                  evaluate and maintain standard costs. In addition, expanded the scope and enhanced the procedures of internal testing of standard costs.
         o        Updated standard costs to reflect FIFO costing.

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


ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS


                  Name                  Age                              Title
                  ----                  ---                              -----
      Stuart C. Baker                  74         Chairman of the Board and President, Director of Distributed
                                                    Delivery Networks
      Dr. Sanford B. Ehrlich           54         Director, (audit and compensation committees)
      D. Mark Fowler                   56         Director, (audit committee)
      William W. Holl                  75         Secretary, Treasurer and Director
      Gordon S. Marshall               86         Director (Compensation committee-Chair)
      Carl C. Roecks                   72         Director
      Howard C. White                  65         Director,  (audit-Chair and compensation committees)
      Daniel C. Finn                   49         Vice President and General Manager
      Gregory D. Leiser                49         Vice President of Finance and Chief Financial Officer, Director of
                                                   Distributed Delivery Networks
      Harry A. Munn                    55         Vice President Sales and Marketing
      William K. Holmes                54         President, CEO and Director of Distributed Delivery Networks

      Mr. Baker, a founder of the Company, has served the Company as a Director and President since its inception in 1971, as Chairman of the Board since 1993 and as Director of Distributed Delivery Networks since April 2004.

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

      Mr. Fowler, appointed Director in 2005, is the President and CEO of Systech Corporation.

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

      Mr. Leiser has served the Company since 1995, as Vice-President Finance since 1999, as Chief Financial Officer since 2001 and as Vice-President, CFO and Director of Distributed Delivery Networks since April 2004.

      Mr. Munn has served the Company since 1985, as Vice-President Marketing and Sales from 1997 to current except for 2002-2005, when he served as Vice-President and General Manager - AMS Division. Mr. Holmes has served the Company's majority-owned subsidiary since April 2004 as its President, CEO, Chairman, Secretary and Treasurer. Prior to forming Distributed Delivery Networks, Mr. Holmes was a founder and former CEO of SupplyPro, Inc., a provider of automated point-of-use dispensing technologies primarily serving the industrial sector since 1998.

      A portion of the information required by this item is incorporated herein by reference from the section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership and Reporting Compliance" of the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the most recent calendar year end. On February 26, 2004, management adopted a code of conduct for financial managers entitled "Code of Ethics Applicable to the President and Chief Executive Officer, Chief Financial Officer, Controller and Accounting Manager", which can be found in the Corporate Governance subsection of the Investor Relations section of the Company's website at www.amistar.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the address specified above.

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by the item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the most recent calendar year-end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information required by item 403 of Regulation S-B is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the most recent calendar year-end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 30, 2006, Mr. Marshall (a director of the Company), entered into an agreement to purchase 62,500 unregistered common shares from the Company at $4.00 per share according to the terms of a Stock Purchase and Registration Rights Agreement. The Registration Rights Agreement provides for a shelf registration of the shares by April 30, 2006. The Company has agreed to indemnify Mr. Marshall in connection with such registration.

     On March 30, 2006, the Company and Mr. Marshall (a director with the Company), along with certain members of management, entered into a $1,500,000 revolving line of credit agreement to provide working capital for the Company. The agreement has a term of 24 months. Advances on the revolving credit line agreement are secured by accounts receivable, accrue interest at prime plus 2%, payable monthly. The credit line has no financial covenants.

     On September 27, 2004 and November 15, 2004, the Company entered into agreements with Mr. Marshall, (a director with the Company), by which Mr. Marshall loaned the Company a sum of $1,000,000 on an unsecured basis for working capital purposes. The terms of the promissory notes provided for an interest rate of 7.0% and 7.25%, respectively, per annum with principal and interest due on December 31, 2004. The notes were paid off in December 2004, following close of the sale-leaseback transaction for the Company's headquarters. During the year ended December 31, 2004, interest in the amount of $12,000 was paid to Mr. Marshall related to the loans.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following consolidated financial statements of Amistar Corporation are set forth in item 7 of this Annual Report on Form 10-KSB:
             1. Reports of Independent Registered Public Accounting Firms Consolidated Financial Statements:
                    Consolidated Balance Sheets - December 31, 2005 and 2004 Consolidated Statements of Operations - Years ended December
                      31, 2005, 2004, and 2003.
                    Consolidated Statements of Shareholders' Equity-Years ended
                      December 31, 2005, 2004 and 2003
                    Consolidated Statements of Cash Flows - Years ended December
                      31, 2005, 2004 and 2003
                    Notes to Consolidated Financial Statements - Years ended
                      December 31, 2005, 2004 and 2003

            2. The following Financial Statement Schedule as of and for the years ended December 31, 2005, 2004 and 2003 is submitted herewith:
                  Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or the required information is disclosed elsewhere.

            3.   Exhibits:

            3.1 (1) Restated Articles of Incorporation of small business issuer, as amended.

            3.2           (1) Bylaws of Small Business Issuer, as amended.

            10.1(1) Lease dated July 30, 1982, between Small business issuer (Lessee) and Skyway Business Park, 1978, a Limited Partnership (Lessor) with respect to premises located at 3130 Skyway Business Park, Building 2, Santa Maria, California 93454.

            10.2(1) Export Distributorship Agreement dated August 17, 1981 between the Small business issuer and Automation, Ltd. (England, Scotland, Wales and Ireland).

            10.3(1) Form of Export Distributorship Agreement used in France, West Germany, Switzerland, Liechtenstein and Australia.

            10.4(1) Form of Contract for Sales Representatives used in the United States.

            10.5(3) Letter Agreement dated December 6, 1984, between Small Business Issuer and First Interstate Bank of California.

            10.6(2) 1984 Employee Stock Option Plan and related form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.

            10.6(8) 2005 Employee Stock Option Plan and related forms of Incentive Stock Option Agreement.

            10.7(3) Deed of Trust with assignment of rents and promissory note dated September 21,1984, with respect to the purchase of land in San Marcos, California.

            10.8(3) Financing documents relative to $4,500,000 of bonds issued by the Industrial Development Authority of the City of San Marcos on December 19, 1985.

            10.9(5)       Bank agreement dated November 19, 1984.

            10.10(4)      Amendments to the Employee Stock Option Plan.

            10.11(5)      Form of Indemnity Agreement

            10.12(6)      1994 Employee Stock Option Plan

            10.13(7) 2004 Purchase and Sale Agreement and Lease Agreement between the Company and RCI Corona.

            10.14         Commission agreement with SMS Technologies.

            22.1(1)       List of Subsidiaries

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

         (6) This exhibit is incorporated by reference of the Company's Registration Statement on Form-S-8 filed February 15, 1996.

         (7) This exhibit is incorporated by reference from exhibit 99.1 of the Company's form 8-K statement filed in November 9, 2004.

         (8) This exhibit is incorporated by reference to exhibits 10.14 and
         10.15 of reports on 8-k related to the Company's Registration Statement on Form-S-8 (No.333-125959) filed June 20, 2005.

(b) Reports in 8-K

         (10) Form 8-K filed on November 22, 2005, reporting under items 7 and
         12.


SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                         Three years ended December 31, 2005

SEE ACCOMPANYING REPORTS OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRMS


             Column A                               Column B            Column C             Column D      Column E
----------------------------------------           ----------   ------------------------   ------------   -----------
                                                                       Additions
                                                                ------------------------
                                                   Balance at    Charged to    Charged                     Balance
                                                   beginning     costs and     to other                     at end
           Description                             of period     expenses      accounts     Deductions     of period
-----------------------------------------          ----------   -----------   -----------   -----------   -----------

Allowance for doubtful accounts

      2005                                         $   46,282   $   (31,101)  $        --   $     5,000   $    10,181
                                                   ==========   ===========   ===========   ===========   ===========
      2004                                         $   37,352   $    18,787   $        --   $     9,857   $    46,282
                                                   ==========   ===========   ===========   ===========   ===========
      2003                                         $   14,063   $    17,610   $        --   $    (5,679)  $    37,352
                                                   ==========   ===========   ===========   ===========   ===========

Allowance for inventory excess and obsolescence:

      2005                                         $1,782,737   $    50,885   $        --   $    44,428   $ 1,789,194
                                                   ==========   ===========   ===========   ===========   ===========
      2004                                         $2,005,678   $        --   $        --   $   222,941   $ 1,782,737
                                                   ==========   ===========   ===========   ===========   ===========
      2003                                         $2,048,825   $        --   $        --   $    43,147   $ 2,005,678
                                                   ==========   ===========   ===========   ===========   ===========

Net deferred tax asset valuation allowance:

      2005                                         $5,044,000   $ 1,618,000   $        --   $        --   $ 6,662,000
                                                   ==========   ===========   ===========   ===========   ===========
      2004                                         $3,607,000   $ 1,437,000   $        --   $        --   $ 5,044,000
                                                   ==========   ===========   ===========   ===========   ===========
      2003                                         $3,258,000   $   349,000   $        --   $        --   $ 3,607,000
                                                   ==========   ===========   ===========   ===========   ===========



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICESED]


      The information required by this item is included under the caption "Fees to Independent Auditors" of the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the most recent calendar year-end. Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed by the undersigned thereunto duly authorized.

AMISTAR CORPORATION


                                                                  March 30, 2006
/s/ Stuart C. Baker
-------------------
Stuart C. Baker
President
                                POWER OF ATTORNEY

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


/s/ Stuart C. Baker                   President and Chairman of the Board              March 30, 2006
-------------------------------       (Principal Executive Officer)
    Stuart C. Baker


/s/ Gregory D. Leiser                 Vice President Finance and Chief                 March 30, 2006
-------------------------------       Financial Officer
    Gregory D. Leiser                 (Principal Financial and Accounting Officer)


/s/ Sanford B. Ehrlich                Director                                         March 30, 2006
-------------------------------
    Dr. Sanford B. Ehrlich


/s/ D. Mark Fowler                    Director                                         March 30, 2006
-------------------------------
    D. Mark Fowler


/s/ William W. Holl                   Secretary, Treasurer and Director                March 30, 2006
-------------------------------
    William W. Holl


/s/ Gordon S. Marshall                Director                                         March 30, 2006
-------------------------------
    Gordon S. Marshall


/s/ Carl C. Roecks                    Director                                         March 30, 2006
-------------------------------
    Carl C. Roecks


/s/ Howard C. White                   Director                                         March 30, 2006
-------------------------------
    Howard C. White