Form 10QSB
period 2006-03-31
AMISTAR CORP
filed 2006-05-22
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to ________.

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

There were 3,295,294 shares of common stock outstanding as of May 4, 2006.

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

Item 3. Controls and Procedures...............................................18

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports..................................................19

Part I
ITEM 1. FINANCIAL STATEMENTS

                                         AMISTAR CORPORATION
                                Condensed Consolidated Balance Sheets
                           (Unaudited and in thousands, except share data)

                                                                             Mar 31,      Dec. 31,
                                                                              2006        2005 (A)
                                                                           ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $      821    $    1,482
   Trade accounts receivable, net of
     reserves of $10 (2006) and $10 (2005)                                        376           373
   Receivable on common stock                                                     250             -
   Inventories, net of reserves of
     $1,731 (2006) and $1,789 (2005)                                            2,128         2,079
   Assets of discontinued operation                                               314           673
   Demonstration equipment                                                        103            61
   Prepaid expenses                                                               185           174
                                                                           ----------    ----------
     Total current assets                                                       4,177         4,842
Property and equipment, net                                                        88            98
Other assets                                                                      457           457
                                                                           ----------    ----------

                                                                           $    4,722    $    5,397
                                                                           ==========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $      616    $      805
   Customer deposits and accrued liabilities                                    1,226         1,178
   Liabilities of discontinued operation                                            9            61
   Current portion of deferred gain on sale lease-back of property                417           417
                                                                           ----------    ----------
      Total current liabilities                                                 2,268         2,461
Deferred gain on sale lease-back of property, net of current portion            3,210         3,315
Other long-term liabilities                                                       119           104
                                                                           ----------    ----------
Total liabilities                                                               5,597         5,880
                                                                           ----------    ----------
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
     2,000,000 shares; none outstanding                                             -             -
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,170,294 and
     3,169,544 shares issued and
     outstanding at March 31, 2006 and
     Dec. 31, 2005, respectively                                                   32            32
Common stock subscribed                                                           500             -
  Additional paid-in capital                                                    4,772         4,746
  Retained deficit                                                             (6,179)       (5,261)
                                                                           ----------    ----------
     Total shareholders' deficit                                                 (875)         (483)
                                                                           ----------    ----------
                                                                           $    4,722    $    5,397
                                                                           ==========    ==========

(A) Derived from the audited consolidated financial statements as of December 31, 2005.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                 3

                               AMISTAR CORPORATION
                 Condensed Consolidated Statements of Operations
               (Unaudited and in thousands, except per share data)

                                                     Three months ended
                                                         March 31,
                                                     2006          2005
                                                   ----------    ----------

Net sales                                          $      721    $    1,131

Cost of sales                                             628           737
                                                   ----------    ----------

Gross profit                                               93           394
                                                   ----------    ----------

Operating expenses:
  Selling                                                 378           294
  General and administrative                              567           645
  Engineering, research and development                   279           178
                                                   ----------    ----------
                                                        1,224         1,117
                                                   ----------    ----------

Loss from continuing operations                        (1,131)         (723)

Other income                                              127           116
                                                   ----------    ----------
Loss from continuing operations before
   income taxes                                        (1,004)         (607)

Income tax expense                                          1             1
                                                   ----------    ----------

Loss from continuing operations                        (1,005)         (608)
Income (loss) from discontinued operations
  net of income taxes                                      87           (46)
                                                   ----------    ----------
Net loss                                           $     (918)   $     (654)
                                                   ==========    ==========
Loss per common share on continuing
   operations-basic and diluted                    $    (0.32)   $    (0.20)
Income (loss) per common share on
   discontinued operations-basic and diluted             0.03         (0.01)
                                                   ----------    ----------
Loss per common share-basic and diluted            $    (0.29)   $    (0.21)
                                                   ==========    ==========

Weighted-average shares
   outstanding, basic and diluted                       3,170         3,143
                                                   ==========    ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      AMISTAR CORPORATION
                             Consolidated Statements of Cash Flows
                                  (Unaudited and in thousands)

Three months ended March  31,                                              2006         2005
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from continuing operations                                  $   (1,005)   $     (608)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                              10            12
    Amortization of deferred gain on sale lease-back of property             (105)         (104)
    Share-based compensation expense                                           25            16
    Changes in assets and liabilities:
      Trade accounts receivable, net                                           (3)          (65)
      Inventories, net                                                        (49)         (165)
      Demonstration equipment                                                 (42)            -
      Prepaid expenses and other assets                                       (11)          (25)
      Accounts payable, customer deposits, accrued and
        other liabilities                                                     124            75
                                                                       ----------    ----------

Net cash used in operating activities                                      (1,056)         (864)
                                                                       ----------    ----------
Net cash provided by (used in) discontinued operating activities              394          (786)
                                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment                                            -           (36)
                                                                       ----------    ----------
Net cash used in investing activities                                           -           (36)
Cash flows from financing activities:
  Redemption of Industrial Development Bonds                                    -        (2,700)
  Decrease in restricted cash, net                                              -         2,709
  Exercise of stock options                                                     1             1
                                                                       ----------    ----------
Net cash provided by financing activities                                       1            10
                                                                       ----------    ----------

Net decrease in cash and cash equivalents                                    (661)       (1,676)
Cash and cash equivalents, beginning of period                              1,482         3,172
                                                                       ----------    ----------
Cash and cash equivalents, end of period                               $      821    $    1,496
                                                                       ==========    ==========

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                                        $        -    $        4
                                                                       ==========    ==========
       Income taxes                                                    $        3    $       26
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


                                               5

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  BUSINESS AND CURRENT EVENTS

Discontinued Operations
-----------------------

     In September 2005, Amistar Corporation ("the Company") discontinued its Amistar Manufacturing Services division ("AMS") segment. As of September 30, 2005, the AMS Segment met all of the criteria in Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the AMS segment has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

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

     A summary of the operating results of the AMS segment included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

                                                      Three months ended
                                                           Mar. 31,
                                                       2006         2005
                                                    ----------   ----------
Net sales                                           $      171   $    3,419
                                                    ==========   ==========

Income from discontinued operations                 $       87   $      (46)

Income taxes                                                 -            -
                                                    ----------   ----------

Net income (loss) from discontinued operations      $       87   $      (46)
                                                    ==========   ==========

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     A summary of the major components of assets and liabilities of the discontinued operation are as follows:

                                              Mar. 31,     Dec. 31,
                                                2006         2005
                                             ----------   ----------
Accounts receivable,net                      $      288   $      506
Inventory, net of reserves                           26          165
Equipment held for sale                               -            2
                                             ----------   ----------

Assets of discontinued operation             $      314   $      673
                                             ==========   ==========

Accounts payable                                      -            1
Accrued liabilities                                   9           60
                                             ----------   ----------

Liabilities of discountinued operation       $        9   $       61
                                             ==========   ==========

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

Liquidity and Management's Plan
-------------------------------

     The Company's cash used in operating activities increased $192,000 to $1,056,000 in the first quarter of 2006 from $864,000 in the first quarter of 2005, primarily due to the increased loss in the first quarter of 2006, compared to the same period in 2005. Working capital decreased $972,000 to $1,409,000 in the first quarter of 2006, compared to $2,381,000 in the comparable quarter of 2005, primarily due to the loss in the first quarter of 2006.

     Cash provided from discontinued operations increased $1,180,000 to $394,000 in the first quarter of 2006 from cash used of $786,000, primarily due to collection of accounts receivable and sales of inventory of the discontinued operation during the first quarter of 2006.

     The Company used cash in the three months ended March 31, 2006, primarily as a result of its $1,005,000 loss from continuing operations and partially offset by $124,000 provided primarily from an increase in customer deposits related to new purchase orders and $394,000 from a reduction in net assets of the discontinued operation.

     The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the three months ended March 31, 2006 related the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during April 2006.

     Loans totaling $125,000 were made to Distributed Delivery Networks during the first quarter of 2006 to fund its operations.

     On March 30, 2006, the Company and Mr. Marshall (a director of the Company), along with certain members of management, entered into a $1,500,000 revolving credit line facility, secured by accounts receivable, having a term of two years, with interest on advances accruing at prime plus two percentage points, to provide working capital for the company. The credit line facility has no financial covenants. As of the filing date of this report, no advances have been made on the credit line.

     On March 30, 2006, the Company and Mr. Marshall (a director with the Company) and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which the Company recorded on March 30, 2006, the issuance 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall will be used for working capital. The shares issued to the Company's law firm were issued in satisfaction of $250,000 of the payable owed for legal fees to its law firm. The Registration Rights Agreements required the Company, using its best efforts, to file a Registration Statement to effect a shelf registration.

     Based on the Company's cash position, its available borrowings under its $1,500,000 related-party credit facility and currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the twelve months ended March 31, 2007. Management believes the sale of AMS assets and reductions of AMS non-cash working capital along with increased product sales will provide additional operating funds. To remain financially viable for beyond the twelve months period ended March 31, 2007, the Company must return to profitability and/or raise debt or equity capital. The Company is in the process of seeking to raise equity capital. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that 1) the product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital during 2006. There can be no assurances that the Company will be successful in achieving these objectives.

(2) BASIS OF PRESENTATION AND CONDENSED DISCLOSURES

Basis of Presentation
---------------------

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005, respectively. The results of

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

operations of the Company for the three-month period ended March 31, 2006 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,731 and $1,789 at March 31, 2006 and December 31, 2005, respectively:

                                     March 31,                                   Dec. 31,
                                2006 (In thousands)                         2005 (In thousands)
                       -------------------------------------      -------------------------------------
                            AIA          ddn        Total              AIA         ddn         Total
                            ---          ---        -----              ---         ---         -----
Raw Material             $    171     $      -     $    171          $    196    $      -     $    196
Work In Process               776            -          776               680           -          680
Finished Goods              1,170           11        1,181             1,185          18        1,203
                       -------------------------------------      -------------------------------------
Total                    $  2,117     $     11     $  2,128          $  2,061    $     18     $  2,079
                       =====================================      =====================================

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

                                                Three months ended
                                                     Mar. 31,
                                                2006         2005
                                             ----------   ----------
Weighted-average shares, basic                    3,170        3,143

Dilutive effect of stock options                      -            -
                                             ----------   ----------

Weighted-average shares, diluted                  3,170        3,143
                                             ==========   ==========

     Options to purchase approximately 133,000 and 150,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2005, respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited

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

                                                     AIA
                                    ------------------------------------
                                      UNITED                                                         CONTINUING     DISCONTIN.
                                      STATES      FOREIGN       TOTAL          DDN      CORPORATE       TOTAL       SEGMENT
-----------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2006

Net sales                           $      669   $       40   $      709   $       12   $        -   $      721    $      171
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Depreciation and amortization                7            -            7            2            1           10             -
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Income (Loss) from operations             (899)         (53)        (952)        (179)           -       (1,131)           87
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Total assets                             2,559           21        2,580          177        1,401        4,158           314
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Additions to long-lived assets               -            -            -            -            -            -             -
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========

THREE MONTHS ENDED MARCH 31, 2005

Net sales                           $    1,007   $      124   $    1,131   $        -   $        -   $    1,131    $    3,419
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Depreciation and amortization                2            -            2            -           10           12            29
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Loss from operations                      (423)         (53)        (476)        (247)           -         (723)          (46)
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Total assets                             2,370           36        2,406          188        2,042        4,636         4,047
                                    ==========   ==========   ==========   ==========   ==========   ==========    ==========
Additions to long-lived assets              30            -           30            -            6           36            14
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

     Warranty cost and accrual information is as follows for the three and three months ended March 31, 2006 and 2005 (in thousands):

                                             Charged to
                             Beginning        costs and                        Ending
                              Balance          expense       Deductions        Balance
-----------------------------------------------------------------------------------------
Three months ended:
        3/31/2006               $ 40,792        $ 13,189        $ (18,239)       $ 35,742
                           =============   =============   ==============   =============
        3/31/2005               $ 30,736        $ 35,113        $ (21,214)       $ 44,635
                           =============   =============   ==============   =============

Stock-Based Compensation
------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (FAS 123R), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of 2006.

     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated under the assumptions used previously for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards."

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

     The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

     The Company has elected to continue utilizing the Black-Scholes valuation model to measure fair value of future grants. FAS 123R requires forfeitures on grants issued subsequent to January 1, 2006 to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock option grants were made in the three-months ended March 31, 2006.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006
--------------------------------------------------------------------

     Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees" and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company's stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123 prior to January 1, 2006, the Company's net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as follows (in thousands, except per share amounts):

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

                                                                 Mar. 31,
 Three months ended                                                2005
-----------------------------------------------------------     ----------
 Net loss - as reported                                         $     (654)
 Total stock-based employee compensation
    expense included in reported net income, net of tax (A)             16
 Total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                                       (25)
                                                                ----------
 Pro forma net loss                                             $     (663)
                                                                ==========

 Loss per share:
    Basic and diluted, as reported                              $    (0.21)
                                                                ==========
    Basic and diluted, pro forma                                $    (0.21)
                                                                ==========

     (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.

     The per share weighted-average fair value of stock options granted during 2005 was $1.81 on the date of grant using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions: expected life of 4.8 years, expected volatility of 60%, no dividends, and a risk-free interest rate of 3.78%.

Stock option activity during the three months ending March 31, 2006 was as follows:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                              WEIGHTED     REMAINING    AGGREGATE
                                                              AVERAGE     CONTRACTUAL   INTRINSIC
                                                 NUMBER       EXERCISE      TERM IN       VALUE
                                                OF SHARES      PRICE         YEARS    (IN THOUSANDS)
                                               ----------    ----------   ----------  -------------
Outstanding, Dec. 31, 2005                        134,250    $     2.14

Granted                                                 -             -

Exercised                                            (750)         0.81

Expired                                                 0             -

Outstanding, March 31, 2006                       133,500    $     2.15          2.9   $  155,550
                                               ==========    ==========   ==========   ==========

Exercisable at March 31, 2006                      51,608    $     1.55          2.7   $   52,149
                                               ==========    ==========   ==========   ==========

Options expected to vest as of March 31,2006      113,998    $     1.55          2.9   $  132,840
                                               ==========    ==========   ==========   ==========

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


As of March 31, 2006, there was approximately $63,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years. There is no current tax benefit related to options exercised because of net operating losses (NOLs) for which a full valuatation allowance has been established.

The range of exercise prices on options outstanding at March 31, 2006 are as follows:

                                  Weighted
                                   Average
                                  Remaining       Weighted                        Weighted
  Range of                       Contractual       Average                         Average
  Exercise          Number        Life (In        Exercise         Number         Exercise
    Price        Outstanding       Years)           Price        Exercisable        Price
-------------   -------------   -------------   -------------   -------------   -------------
$0.81 - $1.00          29,000            1.90   $        0.81          15,000   $        0.81
$1.76 - $2.21          74,500            3.00            2.16          18,250            2.16
$3.40                  30,000            4.30            3.40               -               -
-------------   -------------   -------------   -------------   -------------   -------------
$0.81 - $3.40         133,500            2.90   $        2.15          33,250   $        1.55
=============   =============   =============   =============   =============   =============

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements regarding market opportunities, customer acceptance of products, gross margin, marketing expenses, and liquidity. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade, fluctuations in the price of the Company's stock and other factors.


                              RESULTS OF OPERATIONS

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Net Sales
---------

     Net sales for the first quarter of 2006 decreased $410,000, or 36%, to $721,000 compared to $1,131,000 for the same period in the prior year. The decrease in net sales was primarily due to the decrease in Amistar Industrial Automation sales ("AIA") sales.

     Following is a discussion of AIA sales by product line:

     DataPlace machine sales decreased $296,000, or 68%, to $138,000 from $434,000 during the first quarter of 2006 compared to the first quarter of 2005 primarily due to fewer machines sold in the first quarter of 2006 compared to the same period of 2005. The Company sold one DataPlace 100LP machine in the first quarter of 2006 compared to three DataPlace 100LP, one DataPlace 1M, three DataPlace LCL and one DataPlace Laser machines in the comparable quarter of 2005. Demand for the Company's DataPlace machines have been uneven with no clear trend over the past several years.

     Through-hole assembly machines, spare parts and service sales decreased $129,000, or 45%, to $160,000 in the first quarter of 2006 from $289,000 in the same period of 2005, primarily due to a sale of the last remaining through-hole assembly machine during the first quarter of 2005 and to a lesser extent due to the trend of the declining number of through-hole machines in production in the market requiring spare parts.

     Distributed circuit board assembly machine, accessory and spare parts sales increased $136,000, or 104%, in the current quarter from $131,000 in the first quarter of 2005 to $267,000 in the current quarter. The increase is primarily due to a circuit-board assembly machine sale in the current quarter vs only spare parts and accessories sold in the comparable quarter of 2005.

     Custom factory automation sales decreased $133,000, or 48%, to $144,000 in the current quarter from $277,000 in the comparable quarter of 2005, due primarily to shipments of machine and engineering services having a lower contract price than in the comparable quarter of 2005.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

     ddn sales were $12,000 in the first quarter of 2006 compared to none in the same quarter of 2005 and consisted of installation services and rental revenue.

Gross Profit
------------

     Gross profit decreased $301,000, or 76%, to $93,000 during the first quarter of 2006 compared to $394,000 in the same period in 2005. This decrease was due primarily to lower sales in the first quarter of 2006. The gross profit percentage of sales decreased 23%, to 12% in the first quarter of 2006, compared to 35% in the same period of 2005, due primarily to increased unabsorbed factory overhead costs related to a lower production volume.

Selling Expenses
----------------

     Selling expenses increased $84,000, or 29%, to $378,000 in the first quarter of 2006 from $294,000 in the comparable quarter of 2005, due primarily to increased personnel costs resulting from the relocation of personnel from the discontinued operation to the AIA division and to increased Distributed Delivery Networks field service personnel costs in the first quarter of 2006 compared to the same quarter in 2005. The increased field service personnel costs in Distributed Delivery Networks during the first quarter of 2006 is due to support costs related to an increased number of Rx-APM machines in the field on trial.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses decreased $78,000, or 12%, to $567,000 in the first quarter of 2006 from $645,000 in the first quarter of 2005, due primarily to an $214,000 decrease in litigation defense costs in the first quarter of 2006 related to the suit with Asteres, and partially offset by increased occupancy, audit and general legal costs compared to the first quarter of 2005.

Engineering, Research and Development Expenses
----------------------------------------------

     Engineering, research and development expenses increased $101,000, or 57%, to $279,000 in the first quarter of 2006, compared to $178,000 the same period in 2005, due primarily to increased development costs related to the Rx-APM(TM)-448 machine for the retail and other pharmacy markets. During the first quarter, development continued on the Rx- APM(TM) machine in field beta tests and on an application for a new segment of the pharmacy market.

     The engineering staff has been used primarily in support of custom factory engineering design activities and development of the Rx-APM(TM)-448 machine. During the first quarter of 2006, costs of $178,000 were incurred related to the development of the Rx-APM(TM)-448 machine compared to $118,000 during the same quarter of 2005.

Other Income
------------

     Other income primarily consists of $104,000 for amortization of the deferred gain on the sale-leaseback of the Company's headquarters facility for the first quarters of 2006 and 2005.

Income Taxes
------------

     The $1,000 provision represents the Company's minimum tax liability to various states for the first quarters of 2006 and 2005. A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Discontinued operations
-----------------------

     The income from discontinued operations increased $133,000 in the first quarter of 2006 to $87,000 compared to a loss of $46,000, due primarily to increased gross profit and from the gain on sale of equipment.

     AMS sales decreased $3,248,000, or 95%, to $171,000 in the first quarter of 2006 from $3,419,000 for the comparable quarter in 2005, primarily due to the phased discontinuance of operations.

     Gross profit decreased $38,000 or 35% to $71,000 in the first quarter of 2006 from $109,000 in the comparable period of 2005, due primarily to the discontinuance of operations and the resulting elimination of factory overhead costs. During the first quarter of 2006, sales consisted of products shipped out of finished goods inventory and commission income earned from the successor contract manufacturer.

     The cash flows provided from discontinued operations of $394,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable.

                                    LIQUIDITY

Liquidity
---------

     The Company's cash used in operating activities increased $192,000 to $1,056,000 in the first quarter of 2006 from $864,000 in the first quarter of 2005, primarily due to the increased loss in the first quarter of 2006, compared to the same period in 2005. Working capital decreased $972,000 to $1,409,000 in the first quarter of 2006, compared to $2,381,000 in the comparable quarter of 2005, primarily due to the loss in the first quarter of 2006.

     Cash provided from discontinued operations increased $1,180,000 to $394,000 in the first quarter of 2006 from cash used of $786,000, primarily due to collection of accounts receivable and sales of inventory of the discontinued operation during the first quarter of 2006.

     The Company used cash in the three months ended March 31, 2006, primarily as a result of its $1,005,000 loss from continuing operations and partially offset by $124,000 provided from an increase in customer deposits related to new purchase orders and $394,000 from a reduction in net assets of the discontinued operation. The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the three months ended March 31, 2006 related the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during April 2006.

     Loans totaling $125,000 were made to Distributed Delivery Networks during the first quarter of 2006 to fund its operations.

     On March 30, 2006, the Company and Mr. Marshall (a director of the Company), along with certain members of management, entered into a $1,500,000 revolving credit line facility, secured by accounts receivable, having a term of two years, with interest on advances accruing at prime plus two percentage points, to provide working capital for the company. The credit line facility has no financial covenants. As of the filing date of this report, no advances have been made on the credit line.

     On March 30, 2006, the Company and Mr. Marshall (a director with the Company) and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which

                               AMISTAR CORPORATION
                        Results of Operations, Continued

the Company recorded on March 30, 2006 the issuance 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall will be used for working capital. The shares issued to the Company's law firm were issued in satisfaction of $250,000 of the payable owed for legal fees to its law firm. The Registration Rights Agreements required the Company, using its best efforts, to file a Registration Statement to effect a shelf registration.

     Based on the Company's cash position, its available borrowings under its related-party $1,500,000 credit facility and currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the twelve months ended March 31, 2007. Management believes the sale of AMS assets and reductions of AMS non-cash working capital along with increased product sales will provide additional operating funds. To remain financially viable for the long-term, the Company must return to profitability and/or raise debt or equity capital. The Company is in the process of seeking to raise equity capital. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that the
1) product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital during 2006. There can be no assurances that the Company will be successful in achieving these objectives.

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

ITEMS 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 30, 2006, the Company entered into an agreement with Mr. Marshall (a Directory of the Company), covering the sale of 62,500 shares of its common stock ("the Stock") for a cash price of $4.00 per share ($250,000 in total) and also entered into an agreement with Cotchett, Pitre, Simon and McCarthy ("CPSM") covering the issuance of 62,500 shares of its common stock (collectively with the shares sold to Mr. Marshall the "Shares") in satisfaction of $250,000 of the Company's obligation to CPSM for legal services. The Shares were issued without registration under the Securities Act of 1933, as amended ("the Act") in reliance on the exemption provided by Regulation D. In connection with these transactions, the Company entered into a Registration Rights Agreement under which it agreed, at its expense, to file and maintain the effectiveness of a registration statement under the Act covering the resale from time to time of the Shares and to provide customary indemnification to the investors.

     The proceeds from the sale of shares to Mr. Marshall will be used for working capital purposes.

ITEM 3. Non-Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS

     (a) Exhibits:
                10.15 Loan and Security Agreement dated March 30, 2006. Incorporated by reference of the Company's Form 8-K filed April 3, 2006.
                31.1 Certifications of the Company's President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
                32.1 Certifications of the Company's President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K
          Form 8-k filed on February 1, 2006, reporting under items 8
          Form 8-K filed on April 3, 2006, reporting under items 2 and 9. Form 8-K filed on April 4, 2006, reporting under items 7 and 12.

Amistar Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006

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