Form 10QSB
period 2006-06-30
AMISTAR CORP
filed 2006-08-21
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                 to               .
                                         ----------------   --------------

                         COMMISSION FILE NUMBER: 0-13403

                               AMISTAR CORPORATION
        (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                                        95-2747332
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           237 Via Vera Cruz
         San Marcos, California                                    92078
(Address of principal executive offices)                         (Zip code)

                                 (760) 471 -1700
                (Issuer's telephone number, including area code)

                                        AMISTAR CORPORATION
                                            FORM 10-QSB
                                         TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements..................................3
           Notes to the Unaudited Condensed Consolidated Financial Statements ..................6

Item 2.  Management's Discussion and Analysis and Results of Operations........................17

Item 3.  Controls and Procedures...............................................................23

PART II  OTHER INFORMATION

Item 1. Legal Proceedings......................................................................24

Item 4. Submission of Matters to a Vote of Security Holders....................................24

Item 5. Other Information......................................................................24

Item 6. Exhibits and Reports...................................................................24


Part I
ITEM 1. FINANCIAL STATEMENTS

                                        AMISTAR CORPORATION
                               Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands, except share data)


                                                                          June 30,       Dec. 31,
                                                                            2006         2005 (A)
                                                                         ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     665      $   1,482
   Trade accounts receivable, net of
     reserves of $7 (2006) and $10 (2005)                                      438            373
   Inventories, net of reserves of
     $1,515 (2006) and $1,789 (2005)                                         2,259          2,079
   Assets of discontinued operation                                             29            673
   Demonstration equipment                                                     107             61
   Prepaid expenses                                                            137            174
                                                                         ---------      ---------
     Total current assets                                                    3,635          4,842
Property and equipment, net                                                     79             98
Other assets                                                                   457            457
                                                                         ---------      ---------
                                                                         $   4,171      $   5,397
                                                                         =========      =========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     534      $     805
   Customer deposits and accrued liabilities                                 1,610          1,178
   Liabilities of discontinued operation                                        --             61
   Current portion of deferred gain on sale lease-back of property             417            417
                                                                         ---------      ---------
      Total current liabilities                                              2,561          2,461
Deferred gain on sale lease-back of property, net of current portion         3,107          3,315
Other long-term liabilities                                                    134            104
                                                                         ---------      ---------
Total liabilities                                                            5,802          5,880
                                                                         ---------      ---------
Common stock subject to registration                                           500             --
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
     2,000,000 shares; none outstanding                                         --             --
  Common stock, $.01 par value.  Authorized
     20,000,000 shares; 3,306,544 and
     3,169,544 shares issued and
     outstanding at June 30, 2006 and
     Dec. 31, 2005, respectively                                                33             32
  Additional paid-in capital                                                 4,831          4,746
  Retained deficit                                                          (6,995)        (5,261)
                                                                         ---------      ---------
     Total shareholders' deficit                                            (2,131)          (483)
                                                                         ---------      ---------
                                                                         $   4,171      $   5,397
                                                                         =========      =========


(A) Derived from the audited consolidated financial statements as of December 31, 2005.

         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                        AMISTAR CORPORATION
                          Condensed Consolidated Statements of Operations
                        (Unaudited and in thousands, except per share data)


                                                   Three months ended        Six months ended
                                                        June 30,                 June 30,
                                                   2006         2005         2006        2005
                                                 -------      -------      -------      -------
Net sales                                        $ 1,186      $ 1,087      $ 1,907      $ 2,219

Cost of sales                                        985          870        1,613        1,612
                                                 -------      -------      -------      -------

Gross profit                                         201          217          294          607
                                                 -------      -------      -------      -------

Operating expenses:
  Selling                                            341          310          719          604
  General and administrative                         475          718        1,042        1,360
  Engineering, research and development              235          438          514          616
                                                 -------      -------      -------      -------
                                                   1,051        1,466        2,275        2,580
                                                 -------      -------      -------      -------

Loss from continuing operations                     (850)      (1,249)      (1,981)      (1,973)

Other income                                         111          117          238          234
                                                 -------      -------      -------      -------
Loss from continuing operations before --
   income taxes                                     (739)      (1,132)      (1,743)      (1,739)

Income tax expense                                     1            2            2            3
                                                 -------      -------      -------      -------

Net loss from continuing operations                 (740)      (1,134)      (1,745)      (1,742)
Income (loss) from discontinued operations
  net of income taxes                                (76)        (122)          11         (168)
                                                 -------      -------      -------      -------
Net loss                                         $  (816)     $(1,256)     $(1,734)     $(1,910)
                                                 =======      =======      =======      =======
Loss per common share on continuing
   operations-basic and diluted                  $ (0.23)     $ (0.36)     $ (0.54)     $ (0.56)
                                                 =======      =======      =======      =======
Income (loss) per common share on
   discontinued operations-basic and diluted     $ (0.02)     $ (0.04)     $  0.00      $ (0.05)
                                                 =======      =======      =======      =======

Weighted-average shares
   outstanding, basic and diluted                  3,270        3,143        3,227        3,143
                                                 =======      =======      =======      =======

         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               AMISTAR CORPORATION
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)


Six months ended June  30,                                             2006         2005
------------------------------------------------------------------------------------------
                                                                                 (Revised)
Cash flows from operating activities:
  Net loss                                                           $(1,734)     $(1,910)
  Net cash provided by operating activities of
   discontinued operation                                                567          677
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                         20           25
    Amortization of deferred gain on sale lease-back of property        (208)        (208)
    Share-based compensation expense                                      66           33
    Changes in assets and liabilities:
      Trade accounts receivable, net                                     (65)         (45)
      Inventories, net                                                  (180)         175
      Demonstration equipment                                            (46)           3
      Prepaid expenses and other assets                                   37            6
      Accounts payable, customer deposits, accrued and
        other liabilities                                                191         (282)
                                                                     -------      -------

Net cash used in operating activities                                 (1,352)      (1,526)
                                                                     -------      -------
Cash flows from investing activities:
  Purchase of property and equipment                                      (1)         (43)
  Purchase of property and equipment of discontinued operations           --          (14)
  Proceeds from sale of property and equipment of
     discontinued operation                                               16           --
                                                                     -------      -------
Net cash used in investing activities                                     15          (57)
                                                                     -------      -------
Cash flows from financing activities:
  Redemption of Industrial Development Bonds                              --       (2,700)
  Decrease in restricted cash, net                                        --        2,788
  Issuance of common stock                                               500           --
  Exercise of stock options                                               20            1
                                                                     -------      -------
Net cash provided by financing activities                                520           89
                                                                     -------      -------

Net decrease in cash and cash equivalents                               (817)      (1,494)
Cash and cash equivalents, beginning of period                         1,482        3,172
                                                                     -------      -------
Cash and cash equivalents, end of period                             $   665      $ 1,678
                                                                     =======      =======

Supplemental disclosure of cash flow information-

   Cash paid during the period for:
       Interest                                                      $    --      $     4
                                                                     =======      =======
       Income taxes                                                  $     4      $    28
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


                                       5

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      BUSINESS AND CURRENT EVENTS

Discontinued Operations
-----------------------

         In September 2005, the Company discontinued its Amistar Manufacturing Services division ("AMS") segment. As of September 30, 2005, the AMS Segment met all of the criteria in Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the AMS segment has been presented as discontinued operations in the accompanying condensed consolidated financial statements.

         Income (loss) from discontinued operations consists of direct revenues and direct expenses of the AMS segment, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations.

         We have separately disclosed the operating, investing and financing portion of cash flows attributable to discontinued operations, which in previous reports, were reported on a combined basis as a single amount.

         A summary of the operating results of the AMS segment included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:


                                                    Three months ended        Six months ended
                                                         June 30,                  June 30,
                                                     2006         2005         2006       2005
                                                   -------      -------      -------     -------
Net sales                                          $    71      $ 1,617      $   242     $ 5,036

Income from discontinued operations                    (76)        (122)          11        (168)

Income taxes                                            --           --           --          --
                                                   -------      -------      -------     -------

Net income (loss) from discontinued operations     $   (76)     $  (122)     $    11     $  (168)
                                                   =======      =======      =======     =======

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     A summary of the major components of assets and liabilities of the discontinued operation are as follows:

                                                          June 30,     Dec. 31,
                                                            2006        2005
                                                         ----------   ----------
           Accounts receivable,net                       $       23   $      506
           Inventory, net of reserves                             6          165
           Equipment held for sale                                -            2
                                                         ----------   ----------

           Assets of discontinued operation              $       29   $      673
                                                         ==========   ==========

           Accounts payable                                       -            1
           Accrued liabilities                                    -           60
                                                         ----------   ----------

           Liabilities of discountinued operation        $        -   $       61
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

Liquidity and Management's Plan
-------------------------------

         The Company's cash used in operating activities decreased $105,000 from $2,035,000 in the six months ended June 30, 2005 to $1,930,000 in the six months ended June 30, 2006, primarily due to the decrease in accounts payable and an increase in inventory in the six months ended June 30, 2006, compared to the same period in 2005. Working capital decreased $1,307,000 to $1,074,000 in the six months ended 2006, compared to $2,381,000 in the comparable period of 2005, primarily due to the loss in the six months ended June 30, 2006.

         Cash provided from discontinued operations increased $99,000 to $594,000 in the six months ended 2006, compared to $495,000 in the comparable period of 2005, primarily due to collection of accounts receivable, reduction of inventory and sale of fixed assets of the discontinued operation during the six months ended June 30, 2006, compared to when the division was still operating in the same period of 2005.

         The Company used cash during the six months ended June 30, 2006, primarily as a result of a $1,745,000 loss from continuing operations, an increase in inventory and partially offset by 1) $191,000 provided primarily from an increase in customer deposits related to new

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


purchase orders, 2) a $594,000 reduction in net assets of the discontinued operation and 3) issuance of unregistered stock.

         The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the six months ended June 30, 2006, related to the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during the six months ended June 30, 2006.

         Inter-company loans totaling $221,000 were made to Distributed Delivery Networks, its majority-owned subsidiary, during the six months ended of 2006 to fund its operations.

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

         On March 30, 2006, the Company and Mr. Marshall (a director with the Company) and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which the Company issued 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall were used for working capital. The shares issued to the Company's law firm were to satisfy $250,000 of the payable owed for legal fees. The Registration Rights Agreements required the Company, using its best efforts, to file a Registration Statement to effect a shelf registration. The Company currently plans to register the shares along with a new registration, if it is successful in raising funds through an equity offering.

         Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will not have sufficient capital resources for the twelve months ending June 30, 2007, and has an approximately six-month supply of cash and available borrowings on its line of credit. To remain viable beyond the six month period ended December 31, 2006, the Company must return to profitability, which will be largely dependent on its success in generating sales of its Rx-APM-448, reduce its facility costs and/or raise debt or equity capital. The Company believes it will be able to reduce its facility costs during the fourth quarter of 2006, and is in the process of seeking to raise equity capital. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that 1) the product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital. There can be no assurances that the Company will be successful in achieving these objectives or the extent to which the Company will be able to achieve a profitable level of operations or sufficient liquidity to sustain operations. If the Company is not successful in executing the aforementioned plan, there will be substantial doubt about its ability to continue as a going concern.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005, respectively. The results of operations of the Company for the three and six month periods ended June 30, 2006 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,515 and $1,789 at June 30, 2006 and December 31, 2005, respectively:

                                 June 30,                       Dec. 31,
                            2006 (In thousands)           2005 (In thousands)
                       ---------------------------    --------------------------
                         AIA       ddn      Total      AIA        ddn     Total
                       ------     ------    ------    ------    ------    ------
     Raw Material      $  230     $   --    $  230    $  196    $   --    $  196
     Work In Process      896         --       896       680        --       680
     Finished Goods     1,087         46     1,133     1,185        18     1,203
                       ------     ------    ------    ------    ------    ------
     Total             $2,213     $   46    $2,259    $2,061    $   18    $2,079
                       ======     ======    ======    ======    ======    ======

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

                                         Three months ended   Six months ended
                                              June 30,           June 30,
                                           2006      2005      2006       2005
                                         -------   -------   -------   -------
     Weighted-average shares, basic        3,270     3,143     3,227     3,143

     Dilutive effect of stock options          -         -         -         -
                                         -------   -------   -------   -------

     Weighted-average shares, diluted      3,270     3,143     3,227     3,143
                                         =======   =======   =======   =======


         Options to purchase approximately 204,000 and 141,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2006 and 2005, respectively, because the effects of these instruments were anti-dilutive.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Industry Segments and Geographic Information
--------------------------------------------

         The following table summarizes the Company's two continuing operating segments: Amistar Industrial Automation ("AIA"), which encompasses the manufacture and distribution of manufacturing machinery, specialty products, and related accessories and the Company's majority-owned subsidiary Distributed Delivery Networks, which encompasses prototype development, manufacturing, start-up operating costs, and marketing of automation equipment primarily to the retail pharmacy market. The Company identifies reportable segments based on the unique nature of operating activities, customer base and marketing channels. Information is also provided by major geographical area (dollars in thousands). Total assets are reflected for the discontinued segment.


                                                      AIA
                                     --------------------------------------    DISTRIBUTED
                                       UNITED                                    DELIVERY                 CONTINUING    DISCONTIN.
                                       STATES        FOREIGN        TOTAL        NETWORKS     CORPORATE      TOTAL       SEGMENT
--------------------------------------------------------------------------------------------------- -----------------------------
Three months ended June 30, 2006

Net sales                            $   1,137      $      49     $   1,186      $      --     $     --     $ 1,186      $    71
                                     =========      =========     =========      =========     ========     =======      =======
Depreciation and amortization                6             --             6             --            4          10           --
                                     =========      =========     =========      =========     ========     =======      =======
Income (Loss) from operations             (602)           (61)         (663)          (187)          --        (850)         (76)
                                     =========      =========     =========      =========     ========     =======      =======
Total assets                             2,621            101         2,722            187        1,233       4,142           29
                                     =========      =========     =========      =========     ========     =======      =======
Additions to long-lived assets               1             --             1             --           --           1           --
                                     =========      =========     =========      =========     ========     =======      =======

THREE MONTHS ENDED JUNE 30, 2005

Net sales                            $     977      $     110     $   1,087      $      --     $     --     $ 1,087      $ 1,617
                                     =========      =========     =========      =========     ========     =======      =======
Depreciation and amortization               12             --            12              2           (3)         11           24
                                     =========      =========     =========      =========     ========     =======      =======
Loss from operations                      (933)          (105)       (1,038)          (211)          --      (1,249)        (122)
                                     =========      =========     =========      =========     ========     =======      =======
Total assets                             2,024             --         2,024             79        2,235       4,338        2,473
                                     =========      =========     =========      =========     ========     =======      =======
Additions to long-lived assets               7             --             7             --           --           7           --
                                     =========      =========     =========      =========     ========     =======      =======

SIX MONTHS ENDED JUNE 30, 2006

 Net sales                           $   1,806      $      89     $   1,895      $      12     $     --     $ 1,907      $   242
                                     =========      =========     =========      =========     ========     =======      =======
 Depreciation and amortization              13             --            13              2            5          20           --
                                     =========      =========     =========      =========     ========     =======      =======
 Loss from operations                   (1,533)           (82)       (1,615)          (366)          --      (1,981)          11
                                     =========      =========     =========      =========     ========     =======      =======
 Additions to long-lived assets              1             --             1             --           --           1           --
                                     =========      =========     =========      =========     ========     =======      =======

 SIX MONTHS ENDED JUNE 30, 2005

 Net sales                           $   1,984      $     235     $   2,219      $      --        $  --     $ 2,219      $ 5,036
                                     =========      =========     =========      =========     ========     =======      =======
 Depreciation and amortization              16             --            16              2            7          25           53
                                     =========      =========     =========      =========     ========     =======      =======
 Loss from operations                   (1,353)          (160)       (1,513)          (460)          --      (1,973)        (168)
                                     =========      =========     =========      =========     ========     =======      =======
 Additions to long-lived assets             37             --            37             --            6          43           14
                                     =========      =========     =========      =========     ========     =======      =======



                                                              11

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

     Warranty cost and accrual information is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                 Charged to
                     Beginning   costs and                 Ending
                     Balance      expense    Deductions    Balance
--------------------------------------------------------------------
Three months ended:
     6/30/2006      $       36  $        31  $       (5) $       62
                    ==========  ===========  ==========  ==========
     6/30/2005      $       45  $        22  $      (14) $       53
                    ==========  ===========  ==========  ==========

Six months ended:
     6/30/2006      $       41  $        44  $      (23) $       62
                    ==========  ===========  ==========  ==========
     6/30/2005      $       31  $        57  $      (35) $       53
                    ==========  ===========  ==========  ==========

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


Stock-Based Compensation
------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of 2006.

     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period of four years using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

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

     The Company has elected to continue utilizing the Black-Scholes valuation model to measure fair value of future grants. FAS 123R requires forfeitures on grants issued subsequent to January 1, 2006, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     Stock option grants of 81,500 shares at a weighted average fair value of $1.75 per share using the Black-Scholes valuation model were made in the three-months ended June 30, 2006, with the following weighted average assumptions:

-----------------------------------------------------------------------------
Volatility                                                             66.71%
-----------------------------------------------------------------------------
Risk-free interest rate                                                 5.13%
-----------------------------------------------------------------------------
Forfeiture rate                                                        14.60%
-----------------------------------------------------------------------------

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


     The volatility assumption was based on historical closing stock prices of the Company's stock over the past five years consistent with the option term.

     The risk-free interest rate assumption was based on the observed interest rates consistent with the option term.

     The forfeiture rate assumption was based on the Company's historical option cancellation information.

     The Company has adopted the safe-harbor, mid-point of term, estimated option life of 3.75 years for any grants made in 2006 and 2007.

     The Company recorded estimated share-based compensation expense of $13,000 during the three and six-months ended June 30, 2006, related to the 2006 grants. The Company recorded estimated share-based compensation expense of $27,000 and $53,000 during the three and six-months ended June 30, 2006, respectively, related to grants and awards made prior to 2006.

     Total share-based compensation expense for all awards was recognized for the three and six months ended June 30, 2006, as follows (in thousands, except per share data).

                                                                THREE MONTHS     SIX MONTHS
                                                                    ENDED           ENDED
                                                                   JUNE 30,        JUNE 30,
                                                                     2006            2006
                                                                ------------     ----------
 Cost of sales                                                  $          2     $        2
 Selling                                                                  20             38
 General and Administrative                                               10             15
 Engineering, research and development                                     8             11
                                                                ------------     ----------
 Share-based compensation expense, before of taxes                        40             66
 Related income tax benefits                                               -             --
                                                                ------------     ----------
 Share-based compensation expense, net of taxes                 $         40     $       66
                                                                ============     ==========

 Net share-based compensation expense, per common share:
    Basis and Diluted                                           $       0.01     $     0.02
                                                                ============     ==========

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

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)

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

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123 prior to January 1, 2006, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2006 and 2005 as follows (in thousands, except per share amounts):


 Period ended June 30, 2005
------------------------------------------------------------   Three Months      Six Months
                                                                   Ended            Ended
                                                               ------------      -----------
 Net loss - as reported                                        $     (1,256)          (1,910)
 Total stock-based employee compensation
    expense included in reported net income, net of tax (A)              16               33
 Total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                                        (25)             (52)
                                                               ------------      -----------
 Pro forma net loss                                            $     (1,265)          (1,929)
                                                               ============      ===========

 Loss per share:
    Basic and diluted, as reported                             $      (0.40)           (0.61)
    Basic and diluted, pro forma                               $      (0.40)           (0.61)


     (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.


     There were 30,000 shares granted during the three and six months ended June 30, 2005 to directors from the 2005 plan. The estimated share-based compensation expense related to the grants for the three and six months ended June 30, 2005, was recorded at a weighted-average fair value of $1.81, on the date of grant using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions: expected life of 4.8 years, expected volatility of 60%, no dividends, and risk-free interest rate of 3.78%.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


Stock option activity during the six months ending June 30, 2006 was as follows:

                                              WEIGHTED      AGGREGATE
                                NUMBER      AVE EXERCISE    INTRINSIC
                               OF SHARES       PRICE          VALUE
                               ---------    ------------    ----------
Outstanding, Dec. 31, 2005      134,250      $   2.14

Granted                          81,500          3.40

Exercised                       (12,000)         1.65

Expired                              --            --
                               --------     ---------
Outstanding, June 30, 2006      203,750     $    2.63       $ 180,000
                               ========     =========       =========

The range of exercise prices on options outstanding at June 30, 2006 are as follows:


                                  Weighted
                                  Average
                                 Remaining     Weighted                 Weighted
                                Contractual     Average                  Average
   Range of         Number       Life (In      Exercise      Number     Exercise
Exercise Price   Outstanding      Years)         Price    Exercisable     Price
--------------------------------------------------------------------------------
$0.81 - $1.00       25,250         1.70       $  0.81       11,250       $  0.81

$1.76 - $2.21       67,000         2.80          2.16       29,500          2.16

$3.30 - $3.40      111,500         4.90          3.32       30,000          3.40
--------------------------------------------------------------------------------
$0.81 - $3.40      203,750         3.50       $  2.63       48,250       $  2.04
================================================================================

                               AMISTAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

         This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements regarding market opportunities, customer acceptance of products, gross margin, marketing expenses, and liquidity. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade, fluctuations in the price of the Company's stock, ability to continue as a going concern as described in the Liquidity section and other factors.


                              RESULTS OF OPERATIONS

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Net Sales
---------

         Net sales for the second quarter of 2006 increased $99,000, or 9%, to $1,186,000 compared to $1,087,000 for the same period in the prior year. The increase in net sales was primarily due to the increase in Amistar Industrial Automation ("AIA") distributed product line sales and partially offset by a decrease in AIA custom factory automation machine and specialty product sales.

         Following is a discussion of AIA sales by product line:

         DataPlace machine sales increased $67,000, or 74%, to $158,000 from $91,000 during the second quarter of 2006 compared to the second quarter of 2005, primarily due to the sale of a DataPlace 100LP during the second quarter of 2006 compared to the sale of a lower priced DataPlace 1M model during the same period of 2005. Demand for the Company's DataPlace machines has been uneven with no clear trend over the past several years.

         Through-hole assembly machines, spare parts and service sales decreased $47,000, or 25%, to $140,000 in the second quarter of 2006 from $187,000 in the same period of 2005, primarily due to the trend of a declining number of through-hole machines in production out in the market, that require spare parts.

         Distributed circuit board assembly machine, accessory and spare parts sales increased $388,000, or 625%, in the second quarter of 2006 from $62,000 in the second quarter of 2005 to $450,000 in the current quarter. The increase is primarily due to two circuit-board assembly machine sales in the three months ended June 30, 2006 vs. only spare parts and accessories sold in the comparable quarter of 2005.

         Custom factory automation sales decreased $309,000, or 41%, to $438,000 in the second quarter of 2005 from $747,000 in the comparable quarter of 2005, due primarily to shipments of machine and engineering services having a lower contract price than in the comparable quarter of 2005.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

         Distributed Delivery Networks has not generated sales of its Rx-APM-448 machine as of June 30, 2006. The Company is in the process of marketing the machine and has received orders for two machines in the period subsequent to the second quarter of 2006. The timing and extent of market acceptance for the Rx-APM-448 is uncertain, as the market is in an early stage and the technology is new.

Gross Profit
------------

         Gross profit decreased $16,000, or 7%, to $201,000 during the second quarter of 2006 compared to $217,000 in the same period in 2005. This decrease was due primarily to increased manufacturing variances resulting from a lower production volume and less overhead absorbed in manufactured products than in the comparable quarter of 2005.

Selling Expenses
----------------

         Selling expenses increased $31,000, or 10%, to $341,000 in the second quarter of 2006 from $310,000 in the comparable quarter of 2005, due primarily to increased field machine demonstration costs in Distributed Delivery Networks in the second quarter of 2006 compared to the same quarter in 2005. The increased field demonstration costs during the second quarter of 2006 was due to support costs related to an increased number of Rx-APM machines in the field on trial, compared to the same period in 2005.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased $243,000, or 34%, to $475,000 in the second quarter of 2006 from $718,000 in the second quarter of 2005, due primarily to $299,000 in litigation defense costs in the second quarter of 2005, compared to none in the second quarter of 2006.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses decreased $203,000, or 46%, to $235,000 in the second quarter of 2006, compared to $438,000 the same period in 2005, due primarily to decreased development costs related to the Rx-APM(TM)-448 machine for the retail and other pharmacy markets. During the second quarter of 2006, development continued a lower level than during the same period in 2005, as the Rx- APM(TM) machine neared completion of the primary development stage.

         The engineering staff has been used primarily in support of custom factory engineering design activities and development of the Rx-APM(TM)-448 machine. During the second quarter of 2006, costs of $126,000 were incurred related to the development of the Rx-APM(TM)-448 machine, compared to $359,000 during the same quarter of 2005.

Other Income
------------

         Other income primarily consists of $104,000 for amortization of the deferred gain on the sale-leaseback of the Company's headquarters facility for the second quarters of 2006 and 2005.

Income Taxes
------------

         The $1,000 and $2,000 provision represents the Company's minimum tax liability to various states for the second quarters of 2006 and 2005, respectively. A 100% valuation allowance was recorded against deferred tax assets.

                               AMISTAR CORPORATION
                        Results of Operations, Continued


Discontinued operations
-----------------------

         The loss from discontinued operations decreased $46,000 in the second quarter of 2006 to $76,000 compared to a loss of $122,000, due primarily to a higher gross margin on commission sales, lower operating costs and partially offset by an increase in the allowance for doubtful accounts, compared to the same period in 2005.

         AMS sales decreased $1,546,000, or 96%, to $71,000 in the second quarter of 2006 from $1,617,000 for the comparable quarter in 2005, primarily due to the discontinuance of operations in 2005.

         Gross profit increased $94,000 or 235% to $54,000 in the second quarter of 2006 from $40,000 in the comparable period of 2005, due primarily to the discontinuance of operations, higher margin commission sales and the resulting elimination of factory overhead costs. During the second quarter of 2006, sales consisted of commission sales and sales of component inventory at cost per the terms of a transition agreement.

         General and administrative expense included a $127,000 increase in the allowance for doubtful accounts during the second quarter of 2006 compared to none in the same period of 2005.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SAME PERIOD IN 2005

Net Sales
---------

         Net sales for the six months ended June 30, 2006 decreased $312,000, or 14%, from $2,219,000 in the six months ended June 30, 2005, to $1,907,000. The decrease in net sales was primarily due to the decrease in AIA custom factory automation sales.

         Following is a discussion of AIA sales by product line:

         DataPlace machine sales decreased $167,000, or 32%, to $358,000 from $525,000 during the six months ended June 30, 2006 compared to the same period of 2005, primarily due to fewer machines sold in the six months ended June 30, 2006 compared to the same period of 2005. The Company sold two DataPlace 100LP and one DataPlace 1M machines in the six months ended June 30, 2006 compared to three DataPlace 100LP, two DataPlace 1M, three DataPlace LCL and one DataPlace Laser machines in the comparable period of 2005. Demand for the Company's DataPlace machines has been uneven with no clear trend over the past several years.

         Through-hole assembly machines, spare parts and service sales decreased $175,000, or 36%, to $300,000 in the six months ended June 30, 2006 from $475,000 in the same period of 2005, primarily due to a sale of the last remaining through-hole assembly machine during the six months ended June 30, 2005 and to a lesser extent due to the trend of the declining number of through-hole machines in production in the market requiring spare parts.

         Distributed circuit board assembly machine, accessory and spare parts sales increased $524,000, or 271%, in the six months ended June 30, 2006, to $717,000 from $193,000 in the same period of 2005. The increase is primarily due to two circuit-board assembly machine sales in the six months ended June 30, 2006 vs. only spare parts and accessories sold in the comparable period of 2005.

         Custom factory automation sales decreased $441,000, or 43%, from $1,025,000 in the six months ended June 30, 2005 to $583,000 in the six months ended June 30, 2006, due primarily from shipments of machine and engineering services having a lower contract price than in the comparable period. Sales in the six months ended June 30, 2005, included a four-machine shipment to a single customer.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

         Distributed Delivery Networks, (the Company's majority-owned subsidiary) sales were $12,000 in the six months ended June 30, 2006, compared to none in the same period of 2005 and consisted of installation services and rental revenue. Distributed Delivery Networks has not generated sales of its Rx-APM-448 machine as of June 30, 2006. The Company is in the process of marketing the machine and has received orders for two machines in the period subsequent to the second quarter of 2006. The timing and extent of market acceptance for the Rx-APM-448 is uncertain, as the market is in an early stage and the technology is new.

Gross Profit
------------

         Gross profit decreased $313,000, or 51%, from $607,000 during the six months ended June 30, 2005, compared to $294,000 in the six months ended June 30, 2006. This decrease was due primarily to lower sales in the six months ended June 30, 2006, lower DataPlace product line selling prices and increased unabsorbed manufacturing overhead variances.

Selling Expenses
----------------

         Selling expenses increased $115,000, or 19%, to $719,000 in the six months ended June 30, 2006 from $604,000 in the comparable period of 2005, due primarily to increased personnel costs resulting from the relocation of personnel from the discontinued operation to the AIA division and to increased Distributed Delivery Networks field demonstration personnel costs in the six months ended June 30, 2006, compared to the comparable period in 2005. The increased field demonstration personnel costs in Distributed Delivery Networks during the six months ended June 30, 2006 was due to support costs related to an increased number of Rx-APM machines in the field on trial.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased $318,000, or 23%, from $1,360,000 six months ended June 30, 2005 to $1,042,000 in the six months ended June 30, 2006, compared, due primarily to an $512,000 decrease in litigation defense costs in the six months ended June 30, 2006, and partially offset by increased occupancy, audit and general legal costs compared to the comparable period in 2005.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses decreased $102,000, or 16%, from $616,000 six months ended June 30, 2005, to $514,000 in the six months ended June 30, 2006, due primarily to decreased development costs related to the Rx-APM(TM)-448 machine for the retail and other pharmacy markets. During the second quarter of 2006, development continued a lower level than during the same period in 2005, as the Rx- APM(TM) machine neared completion of the primary development stage.

         The engineering staff has been used primarily in support of custom factory engineering design activities and development of the Rx-APM(TM)-448 machine. During the six months ended June 30, 2006, costs of $304,000 were incurred related to the development of the Rx-APM(TM)-448 machine compared to $478,000 during the comparable period of 2005.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

Other Income
------------

         Other income primarily consists of $208,000 for amortization of the deferred gain on the sale-leaseback of the Company's headquarters facility for the six-month periods ended June 30, 2006 and 2005.

Income Taxes
------------

         The $2,000 and $3,000 provision represents the Company's minimum tax liability to various states for the six-month periods ended June 30, 2006, and 2005, respectively. A 100% valuation allowance was recorded against deferred tax assets.

Discontinued operations
-----------------------

         The income from discontinued operations increased $179,000 in the six months ended June 30, 2006, to $11,000 compared to a loss of $168,000 in the same period of 2005, due primarily to increased gross profit and from the gain on sale of equipment.

         AMS sales decreased $4,795,000, or 95%, from $5,036,000 six months ended June 30, 2005, to $241,000 in the six months ended June 30, 2006, primarily due to the discontinuance of operations in 2005.

         Gross profit increased $52,000 or 76% to $121,000 in the six months ended June 30, 2006, from $69,000 in the comparable period of 2005, due primarily to the discontinuance of operations, the resulting elimination of factory overhead costs, and higher margin commission income in the six months ended June 30, 2006. During the six months ended June 30, 2006, sales consisted of products shipped out of finished goods inventory and commission income earned from the successor contract manufacturer.

         The cash flows provided from discontinued operations of $593,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable.

                         LIQUIDITY AND MANAGEMENT'S PLAN

Liquidity
---------

         The Company's cash used in operating activities decreased $105,000 to $1,930,000 in the six months ended June 30, 2006 from $2,035,000 in the same period of 2005, primarily due to the increased loss in the six months ended June 30, 2006, compared to the same period in 2005. Working capital decreased $1,307,000 to $1,074,000 in the six months ended 2006, compared to $2,381,000 in the comparable period of 2005, primarily due to the loss in the six months ended June 30, 2006.

         Cash provided from discontinued operations increased $99,000 to $594,000 in the six months ended 2006 compared to $495,000, primarily due to collection of accounts receivable, reduction of inventory and sales of fixed assets of the discontinued operation during the six months ended June 30, 2006, compared to the prior period, when the division was still operating.

         The Company used cash in the six months ended June 30, 2006, primarily as a result of its $1,745,000 loss from continuing operations, an increase in inventory and partially offset by 1) $191,000 provided primarily from an increase in customer deposits related to new purchase orders, 2) a $594,000 reduction in net assets of the discontinued operation and 3) issuance of unregistered stock.

                               AMISTAR CORPORATION
                        Results of Operations, Continued


      The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the six months ended June 30, 2006, related to the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during the six months ended June 30, 2006.

     Inter-company loans totaling $221,000 were made to Distributed Delivery Networks, its majority-owned subsidiary, during the six months ended June 30, 2006 to fund its operations.

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

      On March 30, 2006, the Company and Mr. Marshall (a director with the Company) and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which the Company issued 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall were used for working capital. The shares issued to the Company's law firm were to satisfy $250,000 of the payable owed for legal fees. The Registration Rights Agreements required the Company, using its best efforts, to file a Registration Statement to effect a shelf registration. The Company currently plans to register the shares along with a registration if it is successful in raising funds through an equity offering.

Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will not have sufficient capital resources for the twelve months ending June 30, 2007 and has an approximately six-month supply of cash and available borrowings on its line of credit. To remain viable for the period beyond the six-month period ended December 31, 2006, the Company must return to profitability, which will be largely dependent on its success in generating sales of its Rx-APM-448, reduce its facility costs and/or raise debt or equity capital. The Company believes it will reduce its facility costs in the fourth quarter of 2006 and is in the process of seeking to raise equity capital. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that 1) the product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital. There can be no assurances that the Company will be successful in achieving these objectives or the extent to which the Company will be able to achieve a profitable level of operations or sufficient liquidity to sustain operations. If the Company is not successful in executing the aforementioned plan, there will be substantial doubt about its ability to continue as a going concern.

                               AMISTAR CORPORATION
                        Results of Operations, Continued

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

PART II. OTHER INFORMATION

ITEM 1-3. Non-Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2006 the annual shareholders meeting was held and the shareholders voted on the following proposal:

Proposal #1 Elected the Board of Directors.

         Six directors were nominated for re-election to the Board of Directors and named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

---------------------------------------------------------------------
                                               Votes For     Withheld
---------------------------------------------------------------------
Stuart C. Baker                                 2,955,449      20,010
---------------------------------------------------------------------
Dr. Sanford B. Ehrlich                          2,968,759       6,700
---------------------------------------------------------------------
D. Mark Fowler                                  2,968,759       6,700
---------------------------------------------------------------------
William W. Holl                                 2,766,049     209,410
---------------------------------------------------------------------
Gordon S. Marshall                              2,956,059      19,400
---------------------------------------------------------------------
Howard C. White                                 2,956,059      19,400
---------------------------------------------------------------------

ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS

         (a) Exhibits:

                  10.15 Loan and Security Agreement dated March 30, 2006. Incorporated by reference of the Company's Form 8-K filed April 3, 2006.
                  10.16 Registration rights agreements dated March 30, 2006. Filed with this report.
                  31.1 Certifications of the Company's President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
                  32.1 Certifications of the Company's President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K

                  Form 8-k filed on February 1, 2006, reporting under items 8 Form 8-K filed on April 3, 2006, reporting under items 2 and 9.
                  Form 8-K filed on April 4, 2006, reporting under items 7 and 12.
                  Form 8-K filed on May 24, 2006, reporting under items 2 and 9.

Amistar Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2006

                                     AMISTAR CORPORATION


                                     By /s/ Gregory D. Leiser
                                     -------------------------------------------
                                     Gregory D. Leiser
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)