Form 10QSB
period 2006-09-30
AMISTAR CORP
filed 2006-11-16
CIK 741559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to                   .
                                        -----------------   ------------------

                         COMMISSION FILE NUMBER: 0-13403

                               AMISTAR CORPORATION
        (Exact name of small business issuer as specified in its charter)

            CALIFORNIA                                          95-2747332
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

             237 Via Vera Cruz
           San Marcos, California                                     92078
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

        Yes [ ] No [X]

There were 3,306,544 shares of common stock outstanding as of November 10, 2006.


Transitional Small Business Disclosure Format (Check one):

        Yes [ ] No [X]

                               AMISTAR CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.................3
         Notes to the Unaudited Condensed Consolidated Financial Statements ...6

Item 2.  Management's Discussion and Analysis and Results of Operations.......18

Item 3.  Controls and Procedures..............................................24

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................25

Item 4. Submission of Matters to a Vote of Security Holders...................25

Item 5. Other Information.....................................................25

Item 6. Exhibits and Reports..................................................25

Part I
ITEM 1. FINANCIAL STATEMENTS

                                        AMISTAR CORPORATION
                               Condensed Consolidated Balance Sheets
                          (Unaudited and in thousands, except share data)


                                                                         Sept. 30,      Dec. 31,
                                                                            2006         2005 (A)
                                                                         ---------      ---------
ASSETS
Current assets:
Cash and cash equivalents                                                $     183      $   1,482
Trade accounts receivable, net of
  reserves of $18 (2006) and $10 (2005)                                        607            373
Inventories, net of reserves of
  $1,333 (2006) and $1,789 (2005)                                            1,362          2,079
Assets of discontinued operation                                                11            673
Demonstration equipment                                                         89             61
Prepaid expenses                                                               103            174
                                                                         ---------      ---------
  Total current assets                                                       2,355          4,842
Property and equipment, net                                                    108             98
Other assets                                                                   256            457
                                                                         ---------      ---------
                                                                         $   2,719      $   5,397
                                                                         =========      =========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                         $     125      $     805
Customer deposits and accrued liabilities                                    1,119          1,178
Liabilities of discontinued operation                                           --             61
Current portion of deferred gain on sale lease-back of property                300            417
                                                                         ---------      ---------
Total current liabilities                                                    1,544          2,461
Deferred gain on sale lease-back of property, net of current portion         1,202          3,315
Other long-term liabilities                                                    179            104
                                                                         ---------      ---------
Total liabilities                                                            2,925          5,880
                                                                         ---------      ---------
Common stock subject to registration                                           500             --
Shareholders' equity:
  Preferred stock,$.01 par value. Authorized
  2,000,000 shares; none outstanding                                            --             --
  Common stock, $.01 par value.  Authorized
  20,000,000 shares; 3,306,544 and
  3,169,544 shares issued and
  outstanding at September 30, 2006 and
  December 31, 2005, respectively                                               32             32
  Additional paid-in capital                                                 4,869          4,746
  Retained deficit                                                          (5,607)        (5,261)
                                                                         ---------      ---------
  Total shareholders' deficit                                                 (706)          (483)
                                                                         ---------      ---------
                                                                         $   2,719      $   5,397
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

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                        AMISTAR CORPORATION
                          Condensed Consolidated Statements of Operations
                        (Unaudited and in thousands, except per share data)


                                                  Three months ended        Nine months ended
                                                      Sept. 30,                 Sept. 30,
                                                  2006         2005         2006         2005
                                                 -------      -------      -------      -------
Net sales                                        $ 2,162      $   545      $ 4,069      $ 2,764

Cost of sales                                      1,658          502        3,271        2,114
                                                 -------      -------      -------      -------

Gross profit                                         504           43          798          650
                                                 -------      -------      -------      -------

Operating expenses:
  Selling                                            414          315        1,133          919
  General and administrative                         511          863        1,553        2,223
  Engineering, research and development              225          267          739          883
                                                 -------      -------      -------      -------
                                                   1,150        1,445        3,425        4,025
                                                 -------      -------      -------      -------

Operating loss from continuing operations           (646)      (1,402)      (2,627)      (3,375)
Other income                                       2,038          118        2,276          353
                                                 -------      -------      -------      -------
Income (loss) from continuing operations
  before income taxes                              1,392       (1,284)        (351)      (3,022)
Income tax expense                                     1            1            3            4
                                                 -------      -------      -------      -------

Net income (loss) from continuing operations       1,391       (1,285)        (354)      (3,026)
Income (loss) from discontinued operations
  net of income taxes                                 (3)         110            8          (59)
                                                 -------      -------      -------      -------
Net income (loss)                                $ 1,388      $(1,175)     $  (346)     $(3,085)
                                                 =======      =======      =======      =======
Income (loss) per common share on
  continuing operations-basic and diluted        $  0.42      $ (0.40)     $ (0.11)     $ (0.96)
                                                 =======      =======      =======      =======
Income (loss) per common share on
  discontinued operations-basic and diluted      $ (0.00)     $  0.03      $  0.00      $ (0.02)
                                                 =======      =======      =======      =======
Weighted-average shares
  outstanding, basic and diluted                   3,307        3,155        3,251        3,147
                                                 =======      =======      =======      =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                               AMISTAR CORPORATION
                      Consolidated Statements of Cash Flows
                          (Unaudited and in thousands)

Nine months ended September30,                                               2006           2005
--------------------------------------------------------------------------------------------------
                                                                                         (Revised)
Cash flows from operating activities:
Net loss                                                                   $  (346)       $(3,085)
Net cash provided by operating activities of
  discontinued operation                                                       585          1,344
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                  30             32
 Amortization of deferred gain on sale lease-back of property               (2,230)          (312)
 Share-based compensation expense                                              103             50
 Changes in assets and liabilities:
Trade accounts receivable, net                                                (234)           214
Inventories, net                                                               717            242
Demonstration equipment                                                        (28)           (58)
Prepaid expenses and other assets                                              272             23
Accounts payable, customer deposits, accrued and
  other liabilities                                                           (664)          (232)
                                                                           -------        -------

Net cash used in operating activities                                       (1,795)        (1,782)
                                                                           -------        -------
Cash flows from investing activities:
Purchase of property and equipment                                             (40)           (43)
Purchase of property and equipment of discontinued operations                   --            (14)
Proceeds from sale of property and equipment of
  discontinued operation                                                        16            127
                                                                           -------        -------
Net cash provided by (used in) investing activities                            (24)            70
                                                                           -------        -------
Cash flows from financing activities:
Redemption of Industrial Development Bonds                                      --         (2,700)
Decrease in restricted cash, net                                                --          2,788
Issuance of common stock                                                       500             --
Exercise of stock options                                                       20             24
                                                                           -------        -------
Net cash provided by financing activities                                      520            112
                                                                           -------        -------

Net decrease in cash and cash equivalents                                   (1,299)        (1,600)
Cash and cash equivalents, beginning of period                               1,482          3,172
                                                                           -------        -------
Cash and cash equivalents, end of period                                   $   183        $ 1,572
                                                                           =======        =======

Supplemental disclosure of cash flow information-

Cash paid during the period for:
 Interest                                                                  $    --        $     4
                                                                           =======        =======
 Income taxes                                                              $     4        $     8
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

         The operating, investing and financing portion of cash flows attributable to discontinued operations have separately disclosed, which in previous reports, were reported on a combined basis as a single amount.

         A summary of the operating results of the AMS segment included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

                                                        Three months ended                  Nine months ended
                                                             Sept. 30,                          Sept. 30,
                                                       2006             2005              2006             2005
                                                   ------------      ------------     ------------     ------------
Net sales                                          $         --      $      2,169     $        238     $      7,206
                                                   ============      ============     ============     ============

Income from discontinued operations                          (3)              110                8              (59)

Income taxes                                                 --                --               --               --
                                                   ------------      ------------     ------------     ------------

Net income (loss) from discontinued operations     $         (3)     $        110     $          8     $        (59)
                                                   ============      ============     ============     ============

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     A summary of the major components of assets and liabilities of the discontinued operation are as follows:

                                                       Sept. 30,     Dec. 31,
                                                         2006          2005
                                                      ----------    ---------
         Accounts receivable,net                      $        8    $     506
         Inventory, net of reserves                            3          165
         Equipment held for sale                              --            2
                                                      ----------    ---------

         Assets of discontinued operation             $       11    $     673
                                                      ==========    =========

         Accounts payable and accrued liabilities             --           61
                                                      ----------    ---------

         Liabilities of discountinued operation       $       --    $      61
                                                      ==========    =========

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

Liquidity and Management's Plan
-------------------------------

         The Company's cash used in operating activities increased $13,000 from $1,782,000 in the nine months ended September 30, 2005 to $1,795,000 in the nine months ended September 30, 2006, primarily due to an increase in accounts receivable, decrease in accounts payable, customer deposits, accrued and other liabilities, and partially offset by a decreased loss, a decrease in inventory and a decrease in prepaid and other assets in the nine months ended September 30, 2006, compared to the same period in 2005. Working capital decreased $1,570,000 to $811,000 at September 30, 2006, compared to $2,381,000 at December
31, 2005, due primarily to the operating loss from continuing operations in the nine months ended September 30, 2006.

         Cash provided from discontinued operations decreased $759,000 to $585,000 in the nine months ended September 30, 2006, compared to $1,344,000 in the comparable period of 2005, primarily due to collection of accounts receivable, reduction of inventory and sale of fixed assets of the discontinued operation during the nine months ended September 30, 2006, compared to when the division was still operating in the same period of 2005.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the nine months ended September 30, 2006, related to the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during the nine months ended September 30, 2006.

         Inter-company loans totaling $347,000 and $2,174,000, were made to Distributed Delivery Networks, its majority-owned subsidiary to fund its operations during the nine months and inception to date periods ended September 30, 2006, respectively.

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

      On March 30, 2006, the Company and Mr. Marshall and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which the Company issued 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall were used for working capital. The shares issued to the Company's law firm were to satisfy $250,000 of the payable owed for legal fees. The Registration Rights Agreements requires the Company, using its best efforts, to file a Registration Statement to effect a shelf registration.

         The Company reduced its facility costs by terminating its lease for the approximate 80,000 square foot building it occupies and entered into a new lease for a reduced amount of space totaling approximately 31,000 square feet, with a term of five years at a base rental rate of $32,100 on September 21, 2006. The Company estimates that the new lease will reduce its occupancy costs by approximately $32k per month, beginning in the fourth quarter of 2006.

         Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will not have sufficient capital resources for the twelve months ending September 30, 2007, and has an approximately six-month supply of cash and available borrowings on its line of credit. To remain viable beyond the six month period ended March 31, 2007, the Company must return to profitability, which will be largely dependent on its success in generating sales of its Rx-APM-448, reduce its facility costs and/or raise debt or equity capital.

         The Company is considering its equity capital needs and options and has had ongoing discussions with potential investors. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that 1) the product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital on favorable terms. There can be no assurances that the Company will be successful in achieving these objectives or the extent to which the Company will be able to achieve a profitable level of operations or sufficient liquidity to sustain operations. If the Company is not successful in executing the aforementioned plan, there will be substantial doubt about its ability to continue as a going concern.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005, respectively. The results of operations of the Company for the three and nine month periods ended September 30, 2006, may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006.

Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands), net of reserves of $1,333 and $1,789 at September 30, 2006 and December 31, 2005, respectively:

                               September 30,                 Dec. 31,
                            2006 (In thousands)           2005 (In thousands)
                        --------------------------   ---------------------------
                         AIA       ddn       Total      AIA      ddn     Total
                        ------     ---     ------    -------    -----    ------
Raw Material            $  222     $ -     $  222    $   196    $   -    $  196
Work In Process            757       -        757        680        -       680
Finished Goods             378       5        383      1,185       18     1,203
                        --------------------------   ---------------------------
Total                   $1,357     $ 5     $1,362    $ 2,061    $  18    $2,079
                        ==========================   ===========================

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Earnings Per Common Share
-------------------------

     The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net earnings per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in thousands):

                                           Three months ended  Nine months ended
                                              Sept. 30,            Sept. 30,
                                            2006     2005       2006       2005
                                           ------------------  -----------------
         Weighted-average shares, basic     3,307    3,155      3,251     3,147

         Dilutive effect of stock options      --       --         --        --
                                           ------------------  -----------------

         Weighted-average shares, diluted   3,307    3,155      3,251     3,147
                                           ==================  =================


     Options to purchase approximately 204,000 and 146,000 shares of potentially dilutive common stock were excluded from the calculation of diluted net income
(loss) per share for the three and nine months ended September 30, 2006 and 2005, respectively, because the effects of these instruments were anti-dilutive.

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

                                           AIA
                                        -----------------------------
                                                                          DISTRIBUTED
                                         UNITED                            DELIVERY                   CONTINUING      DISCONTIN.
                                         STATES     FOREIGN     TOTAL      NETWORKS     CORPORATE       TOTAL          SEGMENT
--------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2006

 Net sales                              $ 2,017    $     49   $ 2,066    $        96   $        --   $      2,162    $        --
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Depreciation and amortization                2          --         2              1             6             10             --
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Loss from operations                      (441)        (34)     (475)          (171)           --           (646)            (3)
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Total assets                             1,822         250     2,072            171           465          2,708             11
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Additions to long-lived assets              39          --        39             --            --             39             --
                                        =======    ========   =======    ===========   ===========   ============    ===========

THREE MONTHS ENDED SEPTEMBER 30, 2005

 Net sales                              $   624    $    (90)  $   534    $        11   $        --   $        545    $     2,169
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Depreciation and amortization                7          --         7              1             1              9             60
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Loss from operations                    (1,201)         --    (1,201)          (201)           --         (1,402)           110
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Total assets                             1,648          25     1,673            166         2,102          3,941          1,692
                                        =======    ========   =======    ===========   ===========   ============    ===========
 Additions to long-lived assets              --          --        --             --            --             --             --
                                        =======    ========   =======    ===========   ===========   ============    ===========

NINE MONTHS ENDED SEPTEMBER 30, 2006

  Net sales                             $ 3,823    $    138   $ 3,961    $       108   $        --   $      4,069    $       238
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Depreciation and amortization              16          --        16              3            11             30             --
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Income (loss) from operations          (1,974)       (116)   (2,090)          (537)           --         (2,627)             8
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Additions to long-lived assets             40          --        40             --            --             40             --
                                        =======    ========   =======    ===========   ===========   ============    ===========

NINE MONTHS ENDED SEPTEMBER 30, 2005

  Net sales                             $ 2,608    $    145   $ 2,753    $        11   $        --   $      2,764    $     7,206
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Depreciation and amortization              21          --        21              3             8             32            113
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Loss from operations                   (2,571)       (143)   (2,714)          (661)           --         (3,375)           (59)
                                        =======    ========   =======    ===========   ===========   ============    ===========
  Additions to long-lived assets             37          --        37             --             6             43             14
                                        =======    ========   =======    ===========   ===========   ============    ===========


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

         Warranty cost and accrual information is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                     Charged to
                        Beginning      costs                          Ending
                         Balance     and expense    Deductions       Balance
------------------------------------------------------------------------------
Three months ended:
     9/30/2006          $      62    $        79    $       (3)    $       138
                        =========    ===========    ===========    ===========
     9/30/2005          $      53    $        12    $      (18)    $        47
                        =========    ===========    ===========    ===========

Nine months ended:
     9/30/2006          $      41    $       123    $      (26)    $       138
                        =========    ===========    ===========    ===========
     9/30/2005          $      31    $        70    $      (54)    $        47
                        =========    ===========    ===========    ===========

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

         Stock option grants of 81,500 shares at a weighted average fair value of $1.75 per share using the Black-Scholes valuation model were made in the nine-months ended September 30, 2006, with the following weighted average assumptions:

Volatility                                                               80.48%
Risk-free interest rate                                                   5.13%
Forfeiture rate                                                          14.60%

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

         The Company recorded estimated share-based compensation expense of $11,000 and $27,000 during the three and nine-months ended September 30, 2006, respectively, related to the 2006 grants. The Company recorded estimated share-based compensation expense of $26,000 and $76,000 during the three and nine-months ended September 30, 2006, respectively, related to grants and awards made prior to 2006.

         Total share-based compensation expense for all awards was recognized for the three and nine months ended September 30, 2006, as follows (in thousands, except per share data).

                                                               THREE MONTHS    NINE MONTHS
                                                                  ENDED           ENDED
                                                                 SEPT. 30,      SEPT. 30,
                                                                   2006            2006
                                                               ------------    -----------
 Cost of sales                                                 $         2     $         4
 Selling                                                               (29)
                                                                                         9
 General and Administrative                                             59
                                                                                        74
 Engineering, research and development                                   5
                                                                                        16
                                                               ------------    -----------
 Share-based compensation expense, before of taxes                      37
                                                                                       103
 Related income tax benefits                                            --
                                                                                        --
                                                               ------------    -----------
 Share-based compensation expense, net of taxes                $        37     $       103
                                                               ============    ===========

 Net share-based compensation expense, per common share:
 Basis and Diluted                                             $       0.01    $      0.02
                                                               ============    ===========



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

         Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123 prior to January 1, 2006, the Company's net loss per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2006 and 2005 as follows (in thousands, except per share amounts):


 Period ended September 30, 2005
-------------------------------------------------------------------  Three Months    Nine Months
                                                                         Ended         Ended
                                                                      -----------    -----------
 Net loss - as reported                                               $   (1,175)        (3,085)
 Total stock-based employee compensation
    expense included in reported net income, net of tax (A)                   16             50
 Total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                                             (33)          (101)
                                                                      -----------    -----------
 Pro forma net loss                                                   $   (1,192)        (3,136)
                                                                      ===========    ===========

 Loss per share:
    Basic and diluted, as reported                                    $    (0.37)         (0.98)
    Basic and diluted, pro forma                                      $    (0.37)         (0.98)



         (A) In addition to compensation expense, this amount is also recorded as an increase to Additional Paid-In Capital.

         There were 30,000 shares granted during the three and nine months ended September 30, 2005 to directors from the 2005 plan. The estimated share-based compensation expense related to the grants for the three and nine months ended September 30, 2005, was recorded at a weighted-average fair value of $1.81, on the date of grant using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions: expected life of 4.8 years, expected volatility of 60%, no dividends, and risk-free interest rate of 3.78%.

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


Stock option activity during the nine months ending September 30, 2006 was as follows:

                                                       WEIGHTED       AGGREGATE
                                          NUMBER      AVE EXERCISE    INTRINSIC
                                         OF SHARES       PRICE          VALUE
                                         ---------    ------------    ---------
Outstanding, Dec. 31, 2005                134,250     $   2.14

Granted                                    81,500         3.40

Exercised                                 (12,000)        1.65

Expired                                        --           --
                                         --------     --------

Outstanding, Sept. 30, 2006               203,750     $   2.63        $ 196,000
                                         ========     ========        =========

The ranges of exercise prices on options outstanding at September 30, 2006 are as follows:


                                 Weighted
                                 Average
                                Remaining      Weighted                 Weighted
                               Contractual      Average                  Average
   Range of         Number      Life (In      Exercise      Number     Exercise
Exercise Price   Outstanding     Years)          Price    Exercisable     Price
--------------------------------------------------------------------------------
$0.81 - $1.00       25,250         1.40     $     0.81       9,113       $  0.81
$1.76 - $2.21       67,000         2.50           2.16       63,795         2.16
$3.30 - $3.40      111,500         4.50           3.33       25,500         3.40
--------------------------------------------------------------------------------
$0.81 - $3.40      203,750         3.20     $     2.63       98,408      $  2.04
================================================================================

Commitments
-----------

         On September 21, 2006, the Company and Veritek Manufacturing LLC entered into an agreement to terminate the existing lease dated September 15, 2004, for the Company's San Marcos, California headquarters facility, which was assigned to Veritek Manufacturing LLC, as part of a real estate purchase transaction. Simultaneous with the termination of the lease dated September 15, 2004, the Company entered into a new lease for approximately 31,000 square feet of office and manufacturing space in the existing building. The new lease has a term of five years, and a monthly rental rate of $32,100, plus a pro-rata share of common area expenses. The lease termination and new lease transactions resulted in a base rent reduction of $20,067 per month and a net refund of the security deposit of $200,736. The

                               AMISTAR CORPORATION
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


Company incurred a brokerage commission expense of approximately $54,000 related to the new lease and agreed to contribute $50,000 towards the cost of a new roof.


     As a result of the lease transactions, the Company recorded an $1,917,000 increase in recognition of the deferred gain on the sale-leaseback of the Company's headquarters facility in other income during the third quarter of 2006. The increased recognition represents the excess of deferred gain on sale and leaseback of property over the present value of the new lease base rent obligation.

                               AMISTAR CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

         This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements regarding market opportunities, customer acceptance of products, gross margin, marketing expenses, and liquidity. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's products, product availability, decreased or lack of growth in the electronics industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign trade, fluctuations in the price of the Company's stock, ability to continue as a going concern as described in the Liquidity section as well as other factors.


                              RESULTS OF OPERATIONS

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Net Sales
---------

         Net sales for the third quarter of 2006 increased $1,617,000, or 297%, to $2,162,000 compared to $545,000 for the same period in the prior year. The increase in net sales was primarily due to an increase in Amistar Industrial Automation ("AIA") distributed product line sales and to a lesser extent, due to an increase in AIA custom factory automation machine and AIA DataPlace machine sales. The Company is continuing to experience an increase in machine and Custom Factory Automation equipment orders.

         Following is a discussion of AIA sales by product line:

         DataPlace machine sales increased $82,000, or 29%, to $362,000 from $280,000 during the third quarter of 2006, compared to the third quarter of 2005, primarily due to the sale of five DataPlace machines during the third quarter of 2006, compared to the sale of three machines during the same period of 2005. Demand for the Company's DataPlace machines has been uneven with no clear trend over the past several years.

         Through-hole assembly machines, spare parts and service sales increased $27,000, or 18%, to $174,000 in the third quarter of 2006, from $147,000 in the same period of 2005, primarily due to larger than normal shipments in the third quarter compared to the trend of declining sales, due to a declining number of through-hole machines in production in the industry that require spare parts.

         Distributed circuit board assembly machine, accessory and spare parts sales increased $951,000, or 1145% to $1,034,000, in the third quarter of 2006 from $83,000 in the same quarter of 2005, due primarily to sales of six circuit-board assembly machines in the three months ended Sept. 30, 2006 compared to only spare parts and accessories sold in the comparable quarter of 2005.

         Custom factory automation sales increased $472,000, or 1967%, to $496,000 in the third quarter of 2006 from $24,000 in the comparable quarter of 2005, due primarily to shipments of machines and engineering services in the quarter ended September 30, 2006, compared to sales of only machine ship services in the same period of 2005.

                               AMISTAR CORPORATION
                        Results of Operations, Continued


         Distributed Delivery Networks sales increased $85,000 or 772% to $96,000 during the third quarter of September 30, 2006, compared to $11,000 in the same period of 2005. The increased sales in the third quarter of 2006, is primarily due to sales of two initial Rx-APM-448 machines in the third quarter of 2006, compared to rental and install services sales in the same period of 2005 The timing and extent of market acceptance for the Rx-APM-448 is uncertain, as the market is in an early stage and the technology is new.

Gross Profit
------------

         Gross profit increased $461,000, or 1072%, to $504,000 during the third quarter of 2006, compared to $43,000 in the same period in 2005. The increase was due primarily to increased sales in the third quarter of 2006. The gross margin percentage increased 15% to 23% during the third quarter of 2006, compared to 8% in the same period in 2005, due primarily to the effect of relatively flat unabsorbed manufacturing overhead costs, which represented a lower % of cost of goods sold in the third quarter of 2006, compared to the same period in 2005.

Selling Expenses
----------------

         Selling expenses increased $99,000, or 31%, to $414,000 in the third quarter of 2006 from $315,000 in the comparable quarter of 2005, due primarily to increased commissions on increased sales in the third quarter of 2006.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased $352,000, or 40%, to $511,000 in the third quarter of 2006, from $863,000 in the third quarter of 2005, due primarily to $431,000 in litigation defense costs in the third quarter of 2005, compared to none in the third quarter of 2006. In addition, occupancy costs allocated to general and administrative expense increased in the third quarter of 2006, compared to the same period of 2005.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses decreased $42,000, or 16%, to $225,000 in the third quarter of 2006, compared to $267,000 for the same period in 2005, due primarily to decreased development costs related to the Rx-APM(TM)-448 machine for the retail and other pharmacy markets. During the third quarter of 2006, development efforts were focused on ongoing enhancements Rx-APM(TM)-448 machine and customer specific applications.

         The engineering staff has been used primarily in support of custom factory engineering design activities and development of the Rx-APM(TM)-448 machine. During the third quarter of 2006, costs of $116,000 were incurred related to the development of the Rx-APM(TM)-448 machine, compared to $148,000 during the same quarter of 2005.

Other Income
------------

         Other income increased $1,920,000 to $2,038,000 in the third quarter of 2006, from $118,000 in the same period of 2005, primarily due to an $1,917,000 increase in recognition of the deferred gain on the sale-leaseback of the Company's headquarters facility in the third quarter of 2006, due to the termination of the existing lease for the headquarters facility and the consummation of a new lease for a reduced amount of space. The increased recognition of the gain on the sale-leaseback of the Company's headquarters facility represents the excess of deferred gain on sale and leaseback of property over the present value of the base-rent obligation related to the new lease.

                               AMISTAR CORPORATION
                        Results of Operations, Continued


Income Taxes
------------

         The $1,000 provision represents the Company's minimum tax liability to various states for each of the third quarters of 2006 and 2005. A 100% valuation allowance was recorded against deferred tax assets.

Discontinued operations
-----------------------

         The loss from discontinued operations increased $113,000 in the third quarter of 2006 to $3,000 compared to income of $110,000, due primarily to gain on sale of fixed assets in the third quarter of 2005, compared to none in 2006.

         AMS sales decreased $2,169,000, to $0 in the third quarter of 2006 from $2,169,000 for the comparable quarter in 2005, primarily due to the discontinuance of operations in 2005.

         Gross profit (loss) decreased $113,000 to ($3,000) in the third quarter of 2006 from $110,000 in the comparable period of 2005, due primarily to the discontinuance of operations.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SAME PERIOD IN 2005

Net Sales
---------

         Net sales for the nine months ended September 30, 2006, increased $1,305,000, or 47% to $4,069,000 from $2,764,000 in the same period in 2005. The increase in net sales was primarily due to the increase in AIA Distributed machine sales.

     Following is a discussion of AIA sales by product line:

         DataPlace machine sales decreased $150,000, or 19% from $806,000 during the nine months ended September 30, 2005, to $656,000 for the nine months ended September 30, 2006, primarily due to fewer machines sold in the nine months ended September 30, 2006, compared to the same period of 2005. The Company sold seven machines in the nine months ended September 30, 2006, compared to nine in the same period of 2005. The decrease in machine sales in the nine months ended September 30, 2006 was primarily due to the sale of a DataPlace laser machine for $85,000 in the nine months ended September 30, 2005, compared to none in the nine months ended September 30, 2006. Demand for the Company's DataPlace machines has been uneven with no clear trend over the past several years.

         Through-hole assembly machines, spare parts and service sales decreased $147,000, or 24%, to $474,000 in the nine months ended September 30, 2006 from $621,000 in the same period of 2005, primarily due to a sale of the last remaining through-hole assembly machine during the nine months ended September 30, 2005 and to a lesser extent due to the trend of the declining number of through-hole machines in production in the market requiring spare parts.

         Distributed circuit board assembly machine, accessory and spare parts sales increased $1,475,000, or 533%, in the nine months ended September 30, 2006, to $1,752,000 from $277,000 in the same period of 2005. The increase is primarily due to sales of seven circuit-

                               AMISTAR CORPORATION
                        Results of Operations, Continued

board assembly machines in the nine months ended September 30, 2006, versus the sale of only spare parts and accessories sold in the comparable period of 2005.

         Custom factory automation sales increased $30,000, or 3%, to $1,079,000 the nine months ended September 30, 2005 from $1,049,000 in the same period of 2005, primarily due to a recent trend of growth in custom factory automation orders and sales.

         Distributed Delivery Networks, (the Company's majority-owned subsidiary) sales increased $97,000 to $108,000 in the nine months ended September 30, 2006, from $11,000 in the same period of 2005, due to the initial sale of two Rx-APM-448 machines in the nine months ended September 30, 2006, compared to only installation services and rental revenue during the comparable period in 2005. The timing and extent of market acceptance for the Rx-APM-448 is uncertain, as the market is in an early stage and the technology is new.

Gross Profit
------------

         Gross profit increased $148,000, or 23%, to $798,000 during the nine months ended September 30, 2006, from $650,000 during the same period of 2005, primarily due to increased sales. The gross margin percentage decreased 4% from 24% during the nine months ended September 30, 2005, to 20% during the nine months ended September 30, 2006, due primarily to a decrease in DataPlace and Through-Hole machine, parts and service sales, that historically generate higher gross margins and to an increase in Distributed, Industrial Automation and Distributed Delivery Networks sales that historically generate lower margins.

Selling Expenses
----------------

         Selling expenses increased $214,000, or 23%, to $1,133,000 in the nine months ended September 30, 2006 from $919,000 in the comparable period of 2005, due primarily to increased commission expense related to increased sales, increased personnel costs resulting from the relocation of personnel from the discontinued operation to the AIA division and to increased Distributed Delivery Networks field demonstration personnel costs in the nine months ended September 30, 2006, compared to the comparable period in 2005. The increased field demonstration personnel costs in Distributed Delivery Networks during the nine months ended September 30, 2006, was due to support costs related to an increased number of Rx-APM machines in the field on trial.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased $670,000, or 30%, from $2,223,000 in the nine months ended September 30, 2005, to $1,553,000 in the nine months ended September 30, 2006, due primarily to an $943,000 decrease in litigation defense costs in the nine months ended September 30, 2006, and partially offset by increased occupancy, audit and general legal costs compared to the same period in 2005.

Engineering, Research and Development Expenses
----------------------------------------------

         Engineering, research and development expenses decreased $144,000, or 16%, from $883,000 in the nine months ended September 30, 2005, to $739,000 in the nine months ended September 30, 2006, due primarily to decreased development costs related to the Rx-APM(TM)-448 machine. During the nine months ended September 30, 2006, development efforts were focused on completion of the initial development phase and ongoing enhancements to the Rx-APM(TM)-448 machine and on customer specific applications.

                               AMISTAR CORPORATION
                        Results of Operations, Continued


         The engineering staff has been used primarily in support of custom factory engineering design activities and development of the Rx-APM(TM)-448 machine. During the nine months ended September 30, 2006, costs of $420,000 were incurred related to the development of the Rx-APM(TM)-448 machine, compared to $625,000 during the same period of 2005.


Other Income
------------

         Other income increased $1,923,000 to $2,276,000 in the nine months ended September 30, 2006, from $353,000 in the same period of 2005, primarily due to an $1,917,000 increase in recognition of the deferred gain on the sale-leaseback of the Company's headquarters facility in the nine months ended September 30, 2006, due to the termination of the existing lease for the headquarters facility and the consummation of a new lease for a reduced amount of space. The increased recognition of gain on the sale-leaseback of the Company's headquarters facility represents the excess of deferred gain on sale and leaseback of property over the present value of the new lease base rent obligation.

Income Taxes
------------

         The $3,000 and $4,000 provision represents the Company's minimum tax liability to various states for the nine-month periods ended September 30, 2006, and 2005, respectively. A 100% valuation allowance was recorded against deferred tax assets.

Discontinued operations
-----------------------

         The income from discontinued operations increased $68,000 in the nine months ended September 30, 2006, to $8,000 compared to a loss of $59,000 in the same period of 2005, due primarily to increased gross profit and from gain on sale of equipment.

         AMS sales decreased $6,968,000, from $7,206,000 in the nine months ended September 30, 2005, to $238,000 in the nine months ended September 30, 2006, primarily due to the discontinuance of operations in 2005.

         Gross profit increased $67,000 to $8,000 in the nine months ended September 30, 2006, from a loss of $59,000 in the comparable period of 2005, due primarily to the discontinuance of operations, the resulting elimination of factory overhead costs, and higher margin commission income in the nine months ended September 30, 2006. During the nine months ended September 30, 2006, sales consisted of products shipped out of finished goods inventory and commission income earned from the successor contract manufacturer.

         The cash flows provided from discontinued operations of $585,000 was primarily due to a reduction of inventory and accounts receivable, proceeds from the sale of equipment and partially offset by a reduction in accounts payable.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                         LIQUIDITY AND MANAGEMENT'S PLAN

         The Company's cash used in operating activities increased $13,000 from $1,782,000 in the nine months ended September 30, 2005 to $1,795,000 in the nine months ended September 30, 2006, primarily due to an increase in accounts receivable, decrease in accounts payable, customer deposits, accrued and other liabilities, and partially offset by the decreased loss, a decrease in inventory and a decease in prepaid and other assets in the nine months ended September 30, 2006, compared to the same period in 2005. Working capital decreased $1,570,000 to $811,000 in the nine months ended September 30, 2006, compared to $2,381,000 in the comparable period of 2005, primarily due to the operating loss from continuing operations in the nine months ended September 30, 2006.

         Cash provided from operations of discontinued operations decreased $759,000 to $585,000 in the nine months ended September 30, 2006, compared to $1,344,000 in the comparable period of 2005, primarily due to collection of accounts receivable, reduction of inventory and sale of fixed assets of the discontinued operation during the nine months ended September 30, 2006, compared to when the division was still operating in the same period of 2005.

         The Company incurred litigation expenses, included in General and Administrative expense of $83,000 during the nine months ended September 30, 2006, related to the case that was settled with Asteres. The Company used cash of approximately $260,000 and issued 62,500 unregistered shares of common stock to its law firm to satisfy its accounts payable obligation for legal fees during the nine months ended September 30, 2006.

         Inter-company loans totaling $347,000 and $2,174,000, were made to Distributed Delivery Networks, its majority-owned subsidiary to fund its operations during the nine months and inception to date periods ended September 30, 2006, respectively

         On March 30, 2006, the Company and Mr. Marshall, along with certain members of management, entered into a $1,500,000 revolving credit line facility, secured by accounts receivable, having a term of two years, with interest on advances accruing at prime plus two percentage points, to provide working capital for the Company. The credit line facility has no financial covenants. As of the filing date of this report, no advances have been made on the credit line.

         On March 30, 2006, the Company and Mr. Marshall and its law firm entered into separate Stock Purchase and Registration Rights Agreements by which the Company issued 62,500 unregistered shares of common stock in April 2006 in return for $250,000 or $4.00 per share. The proceeds from the sale of shares to Mr. Marshall were used for working capital. The shares issued to the Company's law firm were to satisfy $250,000 of the payable owed for legal fees. The Registration Rights Agreements requires the Company, using its best efforts, to file a Registration Statement to effect a shelf registration.

         The Company reduced its facility costs by terminating its lease for the approximate 80,000 square foot building it occupies and entered into a new lease for a reduced amount of space totaling approximately 31,000 square feet, with a term of five years at a base rental rate of $32,100 on September 21, 2006. The Company estimates that the new lease will reduce its occupancy costs by approximately $32k per month, beginning in the fourth quarter of 2006.

                               AMISTAR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         Based on the Company's cash position, and assuming currently planned expenditures and level of operations, management believes the Company will not have sufficient capital resources for the twelve months ending September 30, 2007, and has an approximately six-month supply of cash and available borrowings on its line of credit. To remain viable beyond the six month period ending March 31, 2007, the Company must return to profitability, which will be largely dependent on its success in generating sales of its Rx-APM-448, and/or raise debt or equity capital.

         The Company is considering its equity capital needs and options and has had ongoing discussions with potential investors. Management believes it will be required to obtain sufficient purchase orders for its Rx-APM(TM)-448 demonstrating that 1) the product has moved beyond the trial stage of development and 2) that market demand exists for the product, in order to be successful in its efforts to raise equity capital on favorable terms. There can be no assurances that the Company will be successful in achieving these objectives or the extent to which the Company will be able to achieve a profitable level of operations or sufficient liquidity to sustain operations. If the Company is not successful in executing the aforementioned plan, there will be substantial doubt about its ability to continue as a going concern.

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

PART II. OTHER INFORMATION

ITEM 1-3. Non-Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS

         (a) Exhibits:

                  10.15 Loan and Security Agreement dated March 30, 2006. Incorporated by reference of the Company's Form 8-K filed April 3, 2006.
                  10.16 Registration rights agreements dated March 30, 2006. Filed with this report.
                  10.17 Lease dated September 21, 2006 with Veritek Manufacturing LLC.
                  31.1 Certifications of the Company's President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
                  32.1 Certifications of the Company's President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K
               Form 8-k filed on February 1, 2006, reporting under items 8 Form 8-K filed on April 3, 2006, reporting under items 2 and 9. Form 8-K filed on April 4, 2006, reporting under items 7 and 12. Form 8-K filed on May 24, 2006, reporting under items 2 and 9. Form 8-K filed on September 21, 2006, reporting under items 1, 2 and 9

Amistar Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2006

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